Form 10-K/A
period 1993-12-31
CIRCA PHARMACEUTICALS INC
filed 1994-04-29
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           _______________

                              FORM 10-K/A

                             ANNUAL REPORT
                            _______________

                PURSUANT TO SECTION 13 or 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                          _______________
For the year ended December 31, 1993       Commission file number 0-8049

                      CIRCA PHARMACEUTICALS, INC.

        Incorporated under the laws               11-1966265
         of the State of New York        (I.R.S. Employer Identification Number)

             33 Ralph Avenue                      516-842-8383
             Copiague, New York 11726          (telephone number)


      Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
          Title of Class                           on Which Registered

    Common Stock, $.01 par value per share        American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirement for the past 90 days.     Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $248,671,000 as of February 28, 1994 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares of Common Stock outstanding was 22,077,920 as of February 28, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Circa Pharmaceuticals, Inc. Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Circa Pharmaceuticals, Inc. Proxy Statement are incorporated by reference into Part III.


                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                  Title

Melvin Sharoky, M.D., 43      Director, President and
                              Chief Executive Officer

Michael Fedida, 44            Director

Stanley Grey, 70              Director

Bruce Hausman, 64             Director

Lawrence Raisfeld, 58         Director and Vice President of
                              Financial Affairs

Thomas P. Rice, 44            Director, Executive Vice President,
                              Chief Operating and Financial Officer

Kenneth Siegel, 37            Director

Nicholas A. LaBella, Jr., 38  Vice President, Director of
                              Research and Development

Robert V. Marrow, Esq., 53    Vice President, General Counsel and
                              Secretary

Robert J. Connolly, 60        Vice President, Manufacturing

Stuart Deitel, 45             Vice President, Business
                              Development

Biographical Information:

Melvin Sharoky, M.D.: On December 9, 1992, Melvin Sharoky, M.D., the Company's Executive Vice President and Director of Research and Development, was elected by the Board of Directors as President and Chief Executive Officer of the Company, effective January 31, 1993. Dr. Sharoky became a director of the Company on December 9, 1992. Since August 21, 1992, Dr. Sharoky served as Executive Vice President and Director of Research and Development of the Company, and as Senior Vice President of Research and Development of the Company from March, 1991 to August, 1992. From June, 1988 to March, 1991 Dr. Sharoky was Medical Director of the Company.

Michael Fedida: During the past five years, Mr. Fedida, a registered pharmacist, has served as an officer and director of several retail pharmacies wholly or partially owned by him. In addition, Mr. Fedida has acted as a consultant, without remuneration, to the Company in regard to certain marketing concepts.

Stanley Grey: Mr. Grey is a Certified Public Accountant. Prior to his retirement in September, 1983 he served as the Managing Partner of the New York office of the national accounting firm of Kenneth Leventhal & Co. Mr. Grey currently serves as a consultant to companies in the real estate industry. Mr. Grey is a Trustee and the Treasurer of L.I. Jewish Medical Center and Vice-Chairman of the Community Health Plan of Queens-Nassau.

Bruce Hausman: Mr. Hausman has been of counsel to the law firm of Eisen, Hershcopf and Schulman since August, 1991, and has served as Principal Executive Officer (May, 1992 to July, 1993) and as Senior Vice President (February, 1988 to May, 1992) of Belding Heminway Company, Inc., a company engaged in textile and real estate businesses.
 He has served as a director of Plastigone Technologies, Inc., since August, 1992, and as a Trustee of Beth Israel Medical Center in New York, and Schnurmacher Nursing Home, a division of Beth Israel Medical Center, and as Chairman of its quality assurance committee. On December 10, 1993, Mr. Hausman became a director of Daltex Medical Sciences, Inc., and is a member of its executive committee.

Lawrence Raisfeld: Mr. Raisfeld is a founder of the Company and served as its Secretary-Treasurer and Chief Financial Officer until February, 1990. In February, 1990, he was appointed President and Chief Executive Officer of the Company. On January 31, 1993, Mr. Raisfeld stepped down as President and Chief Executive Officer of the Company and currently serves as its Vice President of Financial Affairs. In December, 1992, Mr. Raisfeld was indicted for violation of Section 1 of the Sherman Antitrust Act. On October 20, 1993 Mr. Raisfeld entered a plea of nolo contendere to the charge, which is not an admission of guilt. Mr. Raisfeld was sentenced to pay a fine of $20,000 and is subject to unsupervised probation for a period of one year. Presently the Defense Logistics Agency has proposed debarment of Mr. Raisfeld from Government contracting or subcontracting.
Thomas P. Rice: Mr. Rice, Circa's Executive Vice President and Chief Operating and Financial Officer since July 1, 1993, was elected by the Board of Directors to become a member of the Board on November 11, 1993. In May, 1990 Mr. Rice founded Competitive Advantage in Baltimore, MD, a management consulting firm which provided financial and marketing advice to international and local businesses. Mr. Rice managed Competitive Advantage until he joined Circa in July, 1993.
From 1985 to 1990 Mr. Rice served as Vice President and Chief Financial Officer of PharmaKinetics Laboratories, Inc., a pharmaceutical research and testing firm, and prior thereto was a senior manager with Deloitte and Touche, an international accounting firm.

Kenneth Siegel: Mr. Siegel is a Managing Director of Wertheim Schroder & Co. Incorporated, a position which he has held since January, 1991. From 1988 through 1990 Mr. Siegel held the positions of Associate Managing Director, First Vice President, Vice President and Associate of Wertheim Schroder. Mr. Siegel was elected by the Board of Directors to become a member of the Board on August 11, 1993.


Executive Officers (Other Than Directors)

Robert J. Connolly
Vice President
Manufacturing

Mr. Connolly has over 35 years experience as a manufacturing executive in the pharmaceutical industry, and has been in charge of the Company's manufacturing facility since April, 1991. For three years prior to 1991 Mr. Connolly was Vice President of Manufacturing for Superpharm Corporation in Bayshore, New York, and prior to that he was Director of Manufacturing for Pennwalt Pharmaceutical Division in Rochester, New York, for 19 years.



Stuart Deitel
Vice President
Business Development

Mr. Deitel joined Circa in December, 1993, from Rugby-Darby Group Companies, a major manufacturer and distributor of pharmaceuticals and health care products where he held various key management positions for eight years. During the last three of those years he was Senior Vice President in charge of three divisions.


Nicholas A. LaBella, Jr.
Vice President
Director of Research and Development

Mr. LaBella was Circa's Director of Regulatory Affairs since 1989. In February, 1993, he became Vice President and Director of Research and Development. He also serves on the Board of Directors of Somerset Pharmaceuticals, Inc.


Robert V. Marrow, Esq.
Vice President
General Counsel
Secretary

Mr. Marrow was a founder of the New York City law firm of Salon Marrow & Dyckman, where he was the head of the litigation department, and specialized in matters related to the pharmaceutical industry. He joined Circa in February, 1993, as General Counsel. He became corporate Secretary in March, 1993, and became Vice President and General Counsel in June, 1993.


ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation.

     The following table sets forth the remuneration paid by Circa during each of the last three years ended December 31, 1993, to its Chief Executive Officer and four most highly paid executive officers serving in those roles at the end of the last calendar year, i.e. on December 31, 1993, whose remuneration is $100,000 or more, and two executive officers who would have been included among the four most highly compensated executives except for the termination of their employment before December 31, 1993.

                       SUMMARY COMPENSATION TABLE

                                                     Long-Term Compensation

                                                   Awards         Payout


                                                  Restricted
   Name and                                         Stock       All Other
Principal Position       Year  Compensation(1)       Awards    Compensation
                                   ($)               ($)               ($)
Melvin Sharoky, M.D. (2) 1993   $292,345         $2,250,000
  President and          1992    224,243
  Chief Executive        1991    229,743         $2,200,000
  Officer
                                                     Long-Term Compensation

                                                   Awards         Payout


                                                  Restricted
   Name and                                         Stock       All Other
Principal Position       Year  Compensation(1)       Awards    Compensation

Lawrence Raisfeld    (3) 1993   $235,416
  Vice President of      1992    350,000
  Financial Affairs      1991    350,000

Thomas Rice          (4) 1993   $101,403           $612,500
  Executive Vice
  President, Chief
  Operating and
  Financial Officer

Robert V. Marrow     (5) 1993   $139,656
  Vice President,
  General Counsel and
  Secretary

Nicholas LaBella     (6) 1993   $152,423
  Vice President         1992    127,412
  and Director of        1991    111,088           $193,750
  Research and
  Development

Jack J. Kornreich    (7) 1993   $412,306        ($1,375,000) (9)
  Former Executive       1992    244,595
  Vice President         1991    239,980         $2,750,000

Seymour Inkles       (8) 1993   $340,098          ($403,750) (9)
  Former Vice Pres-      1992    229,331
  ident, Scientific      1991    226,735
  Affairs

(1) In addition to compensation shown, executive officers receive group life, hospitalization, and medical insurance. Such plans do not discriminate in favor of officers or directors of the Company and are available generally to all salaried employees. The value of other benefits, securities or property, in the aggregate, does not exceed the lesser of $50,000 or 10% of total annual salary and bonus reported in the compensation table.
(2) On December 9, 1992, Dr. Sharoky was elected President and Chief Executive Officer of the Company, effective January 31, 1993. On January 19, 1993, Dr. Sharoky's employment agreement, dated April 26, 1991, was modified to extend its term from April 25, 1996 to January 31, 1997, to increase his base compensation from $220,000 per year as Executive Vice President, Research & Development, to $300,000 per year as President and Chief Executive Officer, and to increase the original grant of 400,000 restricted shares (which had been granted subject to the surrender of 150,000 restricted shares granted as of June 9, 1988) by 300,000 restricted shares totalling 700,000 shares of common stock of the Company. Such shares are subject to forfeiture in decreasing annual increments if Dr. Sharoky voluntarily terminates his employment, or if his employment is terminated for cause, prior to January 31, 1997. The forfeiture restrictions lapsed on 100,000 shares on April 25, 1993, and on 100,000 shares on April 25, 1994. The share forfeiture clause shall be terminated under certain stated conditions. The value of the 400,000 shares at date of grant was $2,200,000 and the value of the additional 300,000 shares at date of grant was $2,250,000. These shares are not restricted for purposes of receiving dividends. If Dr. Sharoky's employment is terminated following a "change in control" of the Company, he may be eligible to receive severance benefits including a lump sum amount equal to approximately three times his base salary.

(3) Effective January 31, 1993, Mr. Raisfeld resigned as President and Chief Executive Officer of the Company. As of January 19, 1993, Mr. Raisfeld's employment agreement was modified, in part, to provide that its term will expire on January 31, 1996, and that Mr. Raisfeld will hold the position of Vice President of Financial Affairs. Mr. Raisfeld's annual compensation was changed from $350,000 to $225,000, and Mr. Raisfeld may be eligible to receive cash compensation equal to approximately three times his annual compensation, if there is a "change in control" of the Company.

(4) As of July 1, 1993, the Company and Mr. Rice entered into an agreement pursuant to which the Company agreed to employ Mr. Rice as Executive Vice President, Chief Operating and Financial Officer of the Company through June 30, 1998. The agreement provides, in part, that Mr. Rice is to receive as compensation for his services an annual salary of $185,000 a year. Mr. Rice was also granted, as part of the Rice Agreement, 100,000 restricted shares of common stock, which grant became effective as of July 1, 1993, and is conditional upon Mr. Rice not voluntarily terminating his employment, or being terminated for cause, for a five-year period commencing July 1, 1993. If such termination should occur in the first two years of employment, Mr. Rice would forfeit all 100,000 shares. The value of the 100,000 shares was $612,500 at date of grant. These shares are not restricted for purposes of receiving dividends. The number of shares subject to forfeiture decreases by 25,000 on June 30, 1995 and by 25,000 on each June 30th thereafter. If Mr. Rice's employment is terminated without cause after the occurrence of a "change in control" of the Company, Mr. Rice may be eligible to receive one year's base salary and the forfeiture provisions will lapse on said shares.

(5) As of February 15, 1993, Mr. Marrow and the Company entered into an employment agreement pursuant to which the Company agreed to employ Mr. Marrow as General Counsel and pay him a salary of $165,000 per year.

(6) As of April 26, 1991, the Company and Mr. LaBella entered into an agreement pursuant to which the Company agreed to employ Mr. LaBella as Director of Regulatory Affairs (Mr. LaBella has since become Vice President, Director of Research and Development) of the Company through April 25, 1996. The agreement provides, in part, that Mr. LaBella's initial base annual salary is $125,000 a year. Mr. LaBella was also granted 50,000 restricted shares of common stock conditioned upon Mr. LaBella not voluntarily terminating his employment, or being terminated for cause, for a five-year period commencing April 26, 1991. If such termination had occurred in the first two years of employment, Mr. LaBella would have forfeited all 50,000 shares. The number of shares subject to forfeiture decreased by 12,500 shares on April 25, 1993, and an additional 12,500 shares on April 25, 1994. The forfeiture decreases by 12,500 shares on April 25, 1995 and 1996. At Mr. LaBella's election, the forfeiture provisions shall lapse in the event of a "change in control". The value of the 50,000 shares was $193,750 at date of grant. These shares are not restricted for purposes of receiving dividends.
(7) As of April 26, 1991, the Company and Mr. Kornreich entered into an agreement pursuant to which the Company agreed to employ Mr. Kornreich as Executive Vice President and General Counsel of the Company through April 25, 1996. On February 1, 1993, Mr. Kornreich signed a separation agreement pursuant to which he resigned as Executive Vice President and General Counsel, and as a director of the Company. As part of his separation agreement with the Company, Mr. Kornreich forfeited 250,000 shares previously awarded him. The Company purchased 100,000 shares of its stock from Mr. Kornreich on February 1, 1993 at $8.25 per share. Mr. Kornreich owned 150,000 restricted shares of common stock of the Company when he resigned pursuant to the separation agreement. Mr. Kornreich received $389,231 during 1993 as part of his separation agreement.

(8) As of June 30, 1993, Mr. Inkles agreed to cancel his employment agreements dated June 3, 1987, August 24, 1990 and August 21, 1992, and to retire as Circa's Vice President of Scientific Affairs. His employment was to have continued until August 23, 1995 under those agreements. In exchange for forfeiting 85,000 restricted shares which were to vest during 1994 and 1995 pursuant to his employment agreements, Mr. Inkles received severance benefits, including one year's salary in a lump sum, the vesting of 42,500 shares of Circa stock on August 23, 1993, and an option to purchase 21,250 shares at $5.00 per share exercisable for five years.

(9) Represents the reversal of unearned compensation relating to the forfeiture of previously awarded restricted common stock of the Company.


Report of the Compensation Committee.

     Introduction.

          Notwithstanding anything to the contrary set forth in any of Circa's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Performance Graph in this Proxy Statement shall not be incorporated by reference into any such filing.

     The Board of Directors has delegated to the Compensation Committee (the Committee) the authority to make certain decisions with respect to the compensation of the Company's Chief Executive Officer, as well as various aspects of other compensation and fringe benefit matters applicable to all of the Company's employees including executive officers. In addition, the Committee administers all of the Company's stock option and incentive award plans. During the last fiscal year the Committee consisted of Bruce Hausman, Chairman, Michael Fedida and Stanley Grey; none of whom is a Company employee.


     Overview.

     Through its executive compensation policies, the Company seeks to attract and retain highly qualified executives who will contribute to its success. The Committee believes that the availability of comprehensive benefits is important to this goal and motivating executive performance consistent with shareholder interest.

     The Committee recognizes that the industry in which the Company participates is highly competitive. The Company and the pharmaceutical industry face significant challenges in the near and long-term future. The Company's pharmaceutical products are in various stages of development and regulatory approval, and revenues from operations have been relatively low during the past four years of transition and rehabilitation. Therefore, traditional performance standards based upon sales and profits from operations are not believed to be an appropriate measure of performance in setting compensation policy for the Company. Rather, compensation of the Company's executives is more appropriately based upon whether an individual's achievements have furthered overall corporate objectives.
     In order to attract highly qualified personnel to assist in attaining the Company's objectives, the Committee believes that the compensation arrangements must remain competitive with those offered by other companies in the industry.


     Components of Executive Compensation.

     Executive base salaries are believed by the Committee to be reasonable and are periodically reviewed by the Committee. Compensation for any individual may be modified to reflect changes in performance and responsibilities allocated to a particular position.

     Changes in an executive's compensation are based upon his or her personal contribution to corporate performance, increases in his or her responsibilities and comparisons with salaries paid to executives of other companies with comparable positions and experience in the industry.

     The Committee believes that it is also important to provide executive officers, as well as key employees, with long-term interest in the Company's performance through stock ownership programs, including stock options, restricted share grants and other incentives. Currently, and for the foreseeable future, the Company believes that the stock incentive programs will have vesting schedules linked closely to an executive's and the Company's performance.

     The Committee believes that, over time, management compensation should be directly linked to changes in shareholder value. The executive compensation program thus has been designed to align executive compensation with both the Company's business goals and long-term shareholder interests. The Committee believes that the program, as implemented, is balanced and consistent with these objectives.

     Compensation of Chief Executive Officer.

     Dr. Sharoky's compensation was fixed by the Board of Directors, with the Committee's approval, on January 19, 1993, shortly before he became the Company's President and Chief Executive Officer on January 31, 1993. In establishing the 1993 compensation for Dr. Sharoky, the Committee followed the policies and procedures described above.

     Dr. Sharoky's performance during his first year in office has exceeded the Committee's high expectations. Significant corporate objectives achieved under Dr. Sharoky's leadership during 1993 included:

          Most importantly, the establishment of a new corporate culture and identity directed towards demonstrated integrity and aggressive pursuit of opportunities available to well-financed and well-organized companies in a dynamic industry; and changing the Company's name to reinforce the change in corporate culture and reputation.

          Establishing a new team of executives, including a Chief Operating and Financial Officer with solid experience in the pharmaceutical industry and important ties to the financial community.

          Receiving written confirmation of rehabilitation from the Food and Drug Administration, putting to rest the regulatory problems created by pre-1990 management.

          Forging joint ventures and strategic alliances with pharmaceutical companies that provide expertise as well as product formulations and pharmaceutical know-how to help the Company achieve its objectives in manufacturing and marketing off-patent pharmaceuticals, over-the-counter medicines and branded products.

          Resolving litigation inherited from pre-1990 management, including the successful resolution of antitrust charges made by the Federal Government.

          Restructuring the Company's partnership agreement with a major, international pharmaceutical company, limiting cash outlays while preserving the right to royalties from the worldwide sales of Dilacor XR.

      On January 19, 1993, Dr. Sharoky's employment agreement was modified to increase his base compensation from $220,000 per year as Executive Vice President and Director of Research & Development, to $300,000 per year as President and Chief Executive Officer. Dr. Sharoky also received an additional 300,000 restricted shares of Circa stock under the Deferred Compensation Plan, which shares are subject to forfeiture under certain conditions (see notes to the Executive Compensation Table) and do not vest for two years from the date of the contract.

     Dr. Sharoky's leadership and Circa's accomplishments during his short time as President and Chief Executive Officer have been recognized by industry analysts and the financial community. The confidence of the Board of Directors and the Committee in establishing Dr. Sharoky's compensation as President and Chief Executive Officer has been fully warranted.


                              Compensation Committee
                              Bruce Hausman, Esq., Chairman
                              Michael Fedida
                              Stanley Grey

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following information is furnished as of April 28, 1994, with respect to the beneficial ownership of the common stock of (i) the Chief Executive Officer and the next four most highly compensated executives of the Company, (ii) all persons known to the Company to be the beneficial owners of more than five (5%) percent of the common stock, (iii) each director and director-nominee of the Company, and (iv) all directors, director-nominees and officers as a group (based upon information furnished by such persons). Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities as to which that person has the right to acquire beneficial ownership within 60 days.

Name and Address (1)                Number of Shares         Percentage
of Beneficial Owner                  Common Stock          Common Stock

Melvin Sharoky, M.D.**                662,900                   3.0%

Thomas Rice**                         100,000                   0.5%

Lawrence Raisfeld**                 2,240,016                  10.0%

Michael Fedida**                       30,000(2)                0.1%

Stanley Grey**                         25,500(2)                0.1%

Bruce Hausman**                        30,000(2)                0.1%

Kenneth Siegel**                        2,500(2)                 -

Nicholas A. LaBella, Jr.               62,551                   0.2%

Robert V. Marrow                       28,000                    -

Directors and                                                    -
Officers as a
Group (11 in all)                   3,181,567                  14.0%

**  Denotes Director of the Company.

(1) The address for these persons is: c/o Circa Pharmaceuticals, Inc., 33 Ralph Avenue, P. O. Box 30, Copiague, N.Y. 11726-0030.

(2) This figure includes options to purchase shares of Circa stock. Options granted to outside directors are not exercisable for one year from date of grant. Michael Fedida received options for 2,500 shares in 1990, 7,500 shares in 1991, 10,000 shares in 1992 and 10,000 shares in 1993, for total options to purchase 30,000 shares, none of which have been exercised. Bruce Hausman received options for 2,500 shares in 1990, 7,500 shares in 1991, 10,000 shares in 1992 and 10,000 shares in 1993, for total options to purchase 30,000 shares, of which an option to purchase 2,500 shares was exercised on August 7, 1993. Stanley Grey received options for 2,500 shares in 1990, 7,500 shares in 1991, 10,000 shares in 1992 and 5,000 shares in
1993, for total options to purchase 25,000 shares, none of which have been exercised. Kenneth Siegel became a director in 1993 and received an option to purchase 2,500 shares.
The Company knows of no contractual arrangements which may, at a subsequent date, result in a "change in control" of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 1993 there was due to the Company the sum of approximately $1,341,000 from a trust created on behalf of Mr. Raisfeld for premiums paid by the Company for a split-dollar life insurance policy. This sum will be repaid from the death benefits provided under Mr. Raisfeld's policy and is secured by approximately $1,500,000 of cash surrender value.

     As of December, 1991, the Company had advanced legal fees of $1,331,753 on behalf of Robert Shulman, a former President of the Company. No further advances are being made on his behalf. The Company has instituted a legal action against Mr. Shulman for reimbursement of legal fees advanced on his behalf, and for damages caused to the Company by his wrongful conduct. In March 1991, Mr. Shulman pledged shares of the Company's common stock owned by him as security to assure reimbursement to the Company for the legal fees advanced on his behalf, should the Company become entitled to such reimbursement.

     Under the terms of the agreements entered into between the Company and Mr. Raisfeld and Dr. Sharoky, the Company must use its best efforts to cause them to be reelected to the Board during the period of their employment with Circa.

     No director, officer, nominee for election as a director, or principal security holder of the registrant, nor any relative or spouse of any of the foregoing persons nor the Company itself is, or during the calendar year 1993, has been involved in any transaction, directly or indirectly, with Circa or any pension, retirement, savings or similar plan provided by the Company.

                COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                   OF COMPANY, PEER GROUP AND BROAD MARKET






     The following graph coordinates compare the five-year cumulative return from investing $100 in Circa common stock at the end of 1988 (dividends are assumed to be reinvested when received) with the American Stock Exchange
(AMEX) Index and the Peer Group Index. The graph coordinates also include a comparison of the return on such an investment with a peer group used in the Company's 1993 Proxy Statement consisting of A.L. Labs, Inc., Barr Laboratories, Inc., Biocraft Labs, Inc., Forest Laboratories, Inc., Glaxo Holdings PLC ADR, Marsam Pharmaceuticals, Inc., Merck & Co., Pfizer, Inc., and Warner-Lambert Co.

     Although the differences between the Peer Group Index and the group used in the 1993 Proxy Statement are not material, in the Company's opinion the Peer Group Index provides a more representative comparison for shareholders because of the greater number of companies in the pharmaceutical industry which are part of that index. For that reason, the Company intends to use the Peer Group Index in future proxy statements.


                              1988    1989    1990    1991    1992    1993

Peer Group Index               100  139.91  167.48  270.53  222.88  202.82
AMEX Index                     100  127.52  108.14  133.19  135.02  160.41
Circa Pharmaceuticals, Inc.    100   85.03   11.10   63.09   34.47   43.81
Prior Peer Group Index         100  137.16  167.87  315.96  257.10  230.19

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CIRCA PHARMACEUTICALS, INC.
Dated:  April 28, 1994


                                   by:/s/Melvin Sharoky, M.D.
                                   MELVIN SHAROKY, M.D., President
                                   Chief Executive Officer


                                   by:/s/Thomas P. Rice
                                   THOMAS P. RICE, Executive Vice President
                                   Chief Operating and Financial Officer







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Melvin Sharoky, M.D.                                  Date: April 28, 1994
MELVIN SHAROKY, M.D., Director


/s/Thomas P. Rice                                         Date: April 28, 1994
THOMAS P. RICE, Director


/s/Michael Fedida                                          Date: April 28, 1994
MICHAEL FEDIDA, Director


/s/Stanley B. Grey                                         Date: April 28, 1994
STANLEY B. GREY, Director


/s/Bruce Hausman                                         Date: April 28, 1994
BRUCE HAUSMAN, Director


/s/Lawrence Raisfeld                                      Date: April 28, 1994
LAWRENCE RAISFELD, Director


/s/Kenneth Siegel                                          Date: April 28, 1994
KENNETH SIEGEL, Director