Form 10-Q
period 1994-03-31
CIRCA PHARMACEUTICALS INC
filed 1994-05-13
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                              FORM 10-Q

                          QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF
1934


For the quarterly period             Commission File Number 0-8049
  ended March 31, 1994


                            CIRCA PHARMACEUTICALS, INC.


Incorporated under the laws            11-1966265
of the State of New York  (I.R.S. Employer Identification Number)



           33 RALPH AVENUE, COPIAGUE, NEW YORK 11726

             Telephone number (516) 842-8383


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes               No



The number of shares of common stock, par value $.01 per share, outstanding was 22,078,520 as of May 5, 1994.


                      CIRCA PHARMACEUTICALS, INC.

                              INDEX


PART I.   FINANCIAL INFORMATION                         PAGES


Item 1.  Financial Statements

        Consolidated Balance Sheets, March 31, 1994
        and December 31, 1993                               1

        Consolidated Statements of Operations for the
        three months ended March 31, 1994 and 1993          2

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1994 and 1993           3

        Notes to Consolidated Financial Statements          4-5


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations             6-7


PART II.  OTHER INFORMATION


   Item 1.   Legal Proceedings                                7


   Item 6.   Exhibits and Reports on Form 8-K                 7


                               PART I - FINANCIAL INFORMATION
                               CIRCA PHARMACEUTICALS, INC.
                              CONSOLIDATED BALANCE SHEETS




ITEM 1.

                                        March 31,     December 31,
                                          1994            1993
                                       (Unaudited)


ASSETS:
   Current assets:
     Cash and cash equivalents         $  6,330,340    $ 2,410,819
     Marketable securities               41,362,856     36,182,077
     Securities held as collateral        5,000,000      5,000,000
     Accounts receivable                    637,516        638,242
     Inventories                          1,459,869      1,820,883
     Other current assets                 1,253,876      1,776,843
           Total current assets          56,044,457      47,828,864


   Property, plant and equipment, net    12,216,606      12,535,586
   Investments in joint ventures         29,852,868      29,473,160
   Securities held as collateral          6,767,248       9,147,156
   Other assets                           3,741,600       3,424,519
                                       $108,622,779    $102,409,285




LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
Accounts payable and accrued expenses   $  5,073,951    $5,102,659
Current portion of legal settlements       7,976,838     7,909,339
           Total current liabilities      13,050,789    13,011,998

   Deferred joint venture liability       15,097,910    15,242,000
   Legal settlements                       5,684,012     7,603,845
   Deferred income                         2,291,663     2,520,830

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 10,000,000 shares; none issued
Common stock, par value $.01 per share;
authorized - 70,000,000 shares; issued and
outstanding - 22,078,220 shares in 1994 and
22,083,420 in 1993                          220,782         220,834
Capital in excess of par value           62,484,449      62,570,547
     Retained earnings                   12,361,326       8,486,846
     Unrealized holding gain              4,302,962
        Less:
Treasury stock at cost - 367,308 shares (3,168,031)     (3,168,031)
Unearned compensation - stock awards    (3,703,083)     (4,079,584)

Total shareholders' equity               72,498,405      64,030,612
                                       $108,622,779    $102,409,285






     See accompanying notes to consolidated financial statements
                     PART I - FINANCIAL INFORMATION
                     CIRCA PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)






                                               Three Months Ended
                                                     March 31,

                                               1994            1993


Net sales                              $1,234,209      $  357,716

Operating costs and expenses:
   Cost of goods sold                     784,851         306,406
   Research & development               1,497,837       1,039,413
   Manufacturing overhead                 949,227       1,015,611
   Selling and administrative           1,460,638       1,763,805
       Loss from operations           (3,458,344)     (3,767,519)
Income from joint ventures              5,526,475       5,799,166
Partnership loss                                       (4,242,000)
Cost of legal settlements                              (3,000,000)
Investment income                        1,956,900         950,653
Other expense                             (150,551)       (152,039)
Net income (loss)                        $3,874,480    ($4,411,739)

Net income (loss) per share                   $0.18         ($0.20)


Weighted average shares outstanding      21,710,818      22,166,087





See accompanying notes to consolidated financial statements
                        PART I - FINANCIAL INFORMATION
                        CIRCA PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                              Three Months Ended
                                           March 31,
                                            1994            1993



Net cash used for operating activities  ($3,034,342)  ($6,538,572)


CASH FLOW FROM INVESTING ACTIVITIES:
Decrease in marketable securities and
securities held as collateral             1,349,738       2,110,033

Additions to property, plant and equipment (18,101)       (54,381)

Decrease in investments                                     676,416
Dividends received from equity investees   4,500,000      4,488,077
Proceeds from sale of Marsam stock         1,108,064
Net cash provided by investing activities  6,939,701      7,220,145


CASH FLOW FROM FINANCING ACTIVITIES:
  Purchase and retirement of stock                        (550,000)
  Exercise of stock options                   14,162

Net cash provided by (used for)
financing activities                           14,162     (550,000)

Increase in cash and cash equivalents       3,919,521       131,573
Cash and cash equivalents at
beginning of period                         2,410,819     3,680,381

Cash and cash equivalents at end of period $6,330,340    $3,811,954























      See accompanying notes to consolidated financial statements
                     PART I - FINANCIAL INFORMATION
                     CIRCA PHARMACEUTICALS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1994 and the consolidated results of operations for the three months ended March 31, 1994 and 1993 and the statements of cash flows for the three months then ended. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993. The results of operations for the three months ended March 31,1994 and 1993 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the 1993 financial statements to conform to the current year presentation.

B. In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity
Securities, effective for fiscal years beginning after December 15, 1993. SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held-to-maturity debt securities, (ii) trading securities and (iii) available-for-sale securities. Held-to-maturity debt securities are carried at amortized cost.Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair market value with unrealized holding gains and losses excluded from earnings and reported separately as a component of shareholders' equity until realized. The Company adopted SFAS No. 115 as of January 1, 1994, and at March 31, 1994, the Company's investment securities have been classified as "available-for-sale," with an unrealized holding gain included as a separate component of shareholders' equity in the amount of $4,303,000. If the Company had adopted SFAS No. 115 at December 31, 1993, the unrealized holding gain in shareholders' equity would have been approximately $12,200,000 at that date.

The Company sold approximately 67,000 shares of its investment in Marsam common stock during the three month period ended March 31, 1994, and recorded a gain of $956,000. At March 31, 1994, the Company owned 568,000 shares of Marsam common stock with a market value of $7,100,000, included in marketable securities.

C.  Components of inventories are summarized as follows:

                                        March 31,    December 31,
                                           1994          1993
             Raw materials             $  127,982     $  132,841
             Work in process               97,650         67,207
              Finished goods             1,234,237      1,620,835
                                        $1,459,869     $1,820,883



D. The Company has recognized income from Somerset Pharmaceuticals, Inc. (Somerset), of $5,329,000 and $5,589,000 for the three month periods ended March 31,1994, and March 31, 1993, respectively. In addition, the Company has recognized income from American Triumvirate Insurance Company (ATIC) of $197,000 and $210,000 for the three month periods ended March 31, 1994, and March 31, 1993, respectively.
                         PART I - FINANCIAL INFORMATION
                         CIRCA PHARMACEUTICALS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)
                                      (Continued)


The following unaudited information is provided for unconsolidated investments, accounted for utilizing the equity method, in the aggregate:

                                         March 31,
                                            1994           1993

                  Net revenues         $24,157,000    $31,184,000
                  Gross profits        $20,757,000    $27,383,000
                     Net income        $10,254,000    $10,090,000

 Amounts previously reported for the quarter ended March 31, 1993, relating to the partnership with RPR are not included in the above table. These amounts have been reclassified to conform to the current presentation, reflecting the restructured agreement with RPR that became effective on September 1, 1993.

E. As of March 31, 1994, the Company had commitments to third parties of approximately $3,200,000, for research and development projects to be expended over the next three years.

F. Net income (loss) per share is based on the weighted average number of common shares and equivalents outstanding for each period. The effect of stock options was less than 3% of the weighted average shares outstanding in 1994, was antidilutive in 1993, and accordingly, was not included in earnings per share.

G. The Company, at March 31, 1994, was not required to provide for federal or state income taxes as pretax income included income which is excluded for tax purposes, with the remaining taxable income offset by the Company's net operating loss carryforward. At March 31, 1994, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $79,000,000,which, if not utilized, will begin to expire in the year 2006.

H. On March 22, 1994, the Company announced a proposed merger with Hi-Tech Pharmacal Co.,Inc. (Hi-Tech), a pharmaceutical firm located on Long Island, in a transaction intended to be accounted for as a "pooling of interests." The merger was subject to the execution of a definitive agreement, satisfactory completion of due diligence and approval by each Company's shareholders.
   On May 5, 1994, Circa announced that the companies were unable to agree on certain terms and conditions and that discussions regarding the merger were terminated.
I.  Pending Litigation:
     In the case entitled Cliff Westfall, et al. v. Circa Pharmaceuticals, Inc. et al. pending in the Circuit
     Court for the County of Oakland, State of Michigan, the plaintiffs' motion for class certification was denied.

   At December 31, 1993, the Company provided an allowance for the estimated cost of all pending litigation. Based upon the information it presently possesses, the Company believes that the outcome of all pending litigation will not have a material adverse effect on the Company's consolidated financial position.
                  PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2.


Results of Operations

The Company reported net income of $3,874,000 for the three month period ended March 31, 1994, compared to a net loss of $4,412,000 for the same period in 1993. The primary reason for the increase in net income in 1994 was the absence of a $4,242,000 loss recognized from the partnership with RPR and a $3,000,000 legal settlement, both incurred during the first quarter of 1993. Income in 1994 was primarily attributable to equity in earnings of Somerset Pharmaceuticals, Inc. (Somerset),a 50% owned joint venture, of $5,329,000 and the gain on sales of 67,000 shares of Marsam common stock of $956,000, which offset the Company's loss from operations. Net sales were $1,234,000 during the first quarter of 1994, compared to $358,000 for the same period in 1993. The sales increase from 1993 to 1994 was primarily due to the marketing of a transdermal patch for the full quarter in 1994 versus only the month of March in 1993, when such sales originally commenced.

Research and development expenses were $1,498,000 in 1994, compared to $1,039,000 in 1993, representing an increase of $459,000 or 44%. The primary reason for the increase was the Company's expansion of its research and development program following the rehabilitation by the FDA in April 1993. The Company is committed to expanding its research and development program through both internal efforts and joint venture arrangements with other companies.

Manufacturing overhead was $949,000 in 1994, compared to $1,016,000 in 1993, representing a decrease of $67,000 or 7%. These costs are expected to be absorbed by the manufacturing process as new products are introduced into the system through product approvals obtained from the Company's internal research and development program, as well as increased activity in contract manufacturing and joint venture projects with other companies.

Selling and administrative expenses were $1,461,000 in 1994, compared to $1,764,000 in 1993, representing a decrease of $303,000 or 17%. The decrease was primarily attributable to a reduction in legal expenses as a significant portion of pending litigation was resolved in 1993. In addition, the Company did not incur costs for FDA rehabilitation in 1994 as it did during the first quarter of 1993.
The Company received notification in April 1993 that it could resume functioning under the standard framework of the FDA.

At March 31, 1994, the Company had a net operating loss carry forward, for federal income tax purposes, of approximately
$79,000,000 which, if not utilized, will begin to expire in the year 2006.

                  PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

Liquidity and Capital Resources

Working capital increased from $34,800,000 at December 31, 1993 to $43,000,000 at March 31,1994. The increase of $8,200,000 was primarily attributable to an unrealized holding gain of $4,303,000, included in shareholders' equity, resulting from the Company's adoption of Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and dividends of $4,500,000 received from Somerset.In addition, the Company received $1,108,000 from the sales of Marsam common stock and $1,350,000 from other marketable securities. These increases were offset by funds used for operating activities of $3,034,000.

At March 31, 1994, the Company had commitments of approximately $3,200,000 to third parties for research and development, which will be expended over the next three years and be funded through current working capital. The Company does not anticipate significant capital expenditures relating to its facilities. Primary sources of working capital for 1994 will continue to be dividends and management fees received from Somerset, proceeds from sales of Marsam common stock and income earned on other marketable securities. The Company anticipates that its existing capital resources are sufficient to meet its requirements based on its current business plans.





PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          See Part I, Item 1, Note I - Pending Litigation


Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March
31, 1994.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CIRCA PHARMACEUTICALS, INC.



DATE:  May 11, 1994           /s/ Melvin Sharoky, M.D.
                              Melvin Sharoky, M.D.,
                              President and
                              Chief Executive Officer



DATE:  May 11, 1994           /s/ Thomas P. Rice
                              Thomas P. Rice,
                              Executive Vice President,
                              Chief Operating and Financial Officer