Form 10-Q
period 1994-06-30
CIRCA PHARMACEUTICALS INC
filed 1994-08-01
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549


                                            FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                       Commission File Number 0-8049
ended June 30, 1994

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

                 Yes               No



      The number of shares of Common Stock, par value $.01 per share, outstanding were 21,711,612 as of July 27, 1994.


                      CIRCA PHARMACEUTICALS, INC.


                             INDEX


PART I.   FINANCIAL INFORMATION                             PAGES


Item 1.  Financial Statements

         Consolidated Balance Sheets, June 30, 1994
         and December 31, 1993                                   1

         Consolidated Statements of Operations for the
         three and six months ended June 30, 1994 and 1993       2

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1994 and 1993                 3

         Notes to Consolidated Financial Statements            4-6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   7-9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                    10

Item 4.   Submission of Matters to Vote of Security Holders'   10

Item 6.   Exhibits and Reports on Form 8-K                     10



                      PART I - FINANCIAL INFORMATION
                         CIRCA PHARMACEUTICALS, INC.
                        CONSOLIDATED BALANCE SHEETS

ITEM 1.
                                                June 30,          December 31,
                                                  1994                1993
                                              (Unaudited)
ASSETS:
   Current assets:
     Cash and cash equivalents               $ 11,789,157        $  2,410,819
     Marketable securities                     33,180,130          36,182,077
     Securities held as collateral              5,000,000          5,000,000
     Accounts receivable                          360,234            638,242
     Inventories                                1,387,080          1,820,883
     Other current assets                       2,653,979          1,776,843
     Total current assets                      54,370,580         47,828,864

Property, plant and equipment, net             12,222,508         12,535,586
     Investments in joint ventures             29,834,046         29,473,160
   Securities held as collateral                6,739,555          9,147,156
   Other assets                                 4,362,256          3,424,519
                                             $107,528,945       $102,409,285

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses  $        3,815,648       $  5,102,659
Current portion of legal settlements            8,044,338          7,909,339
Total current liabilities                      11,859,986         13,011,998

Deferred joint venture liability               14,881,030         15,242,000
   Legal settlements                            5,764,177          7,603,845
   Deferred income                              2,062,496          2,520,830
   Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 10,000,000 shares; none issued
Common stock, par value $.01 per share;
authorized - 70,000,000 shares; issued and
outstanding - 22,078,920 shares in 1994 and
22,083,420 in 1993                                220,789           220,834
Capital in excess of par value                 62,488,992        62,570,547
     Retained earnings                         14,669,916         8,486,846
     Unrealized holding gain                    2,156,421
Less:
Treasury stock at cost                        (3,168,031)        (3,168,031)
Unearned compensation - stock awards          (3,406,831)        (4,079,584)
Total shareholders' equity                     72,961,256         64,030,612
                                             $107,528,945       $102,409,285

See accompanying notes to consolidated financial statements

                         PART I - FINANCIAL INFORMATION
                           CIRCA PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended          Six Months Ended
                                   June 30,                    June 30,
                                 1994        1993          1994       1993


Net sales                      $961,289    $745,710   $ 2,195,498  $1,103,426

Operating costs and expenses:
Cost of goods sold              619,961      620,437    1,404,812     926,843
Research and development      1,621,761    1,070,143    3,119,598   2,109,556
Manufacturing overhead          972,884      787,931    1,922,111   1,803,542
Selling and administrative    1,492,009    3,703,539    2,952,647   5,467,344
   Loss from operations      (3,745,326)  (5,436,340  (7,203,670)  (9,203,859)
Income from joint ventures    5,514,848    5,891,426  11,041,323   11,690,563
Investment income             1,040,979    1,848,926   2,997,879    2,799,579
Partnership loss                           2,460,000                6,702,000
Cost of legal settlements                    847,870                3,847,870
Other expenses, net             501,911      190,567     652,462      342,577
Net income (loss)            $2,308,590  $(1,194,425) $6,183,070  $(5,606,164)
Net income(loss)per share       $0.11       $(0.05)      $ 0.29      $(0.25)
Weighted average shares
   outstanding               21,711,364   22,101,521  21,711,092   22,133,626



See accompanying notes to consolidated financial statements

                            PART I - FINANCIAL INFORMATION
                               CIRCA PHARMACEUTICALS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                       Six Months Ended
                                                          June 30,
                                                    1994              1993



Net cash used for operating activities            $(7,177,059)  $(14,674,985)

CASH FLOW FROM INVESTING ACTIVITIES:

Dividends received from equity investees            9,000,000      8,888,078
Decrease in marketable securities and
    securities held as collateral                   7,359,153      5,373,261
Proceeds from sale of shares of Marsam stock        1,370,139      1,383,500
Additions to property, plant and equipment           (367,607)      (180,416)
(Increase) decrease in investments                   (825,000)       676,416
Net cash provided by investing activities          16,536,685     16,140,839


CASH FLOW FROM FINANCING ACTIVITIES:

Exercise of stock options                              18,712         1,037
Purchase and retirement of stock                                   (825,000)
Net cash provided by (used for) financing              18,712      (823,963)
    activities



Increase in cash and cash equivalents               9,378,338       641,891
Cash and cash equivalents at beginning of period    2,410,819     3,680,381

Cash and cash equivalents at end of period        $11,789,157    $4,322,272


See accompanying notes to consolidated financial statements

                       PART I - FINANCIAL INFORMATION
                        CIRCA PHARMACEUTCIALS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1994 and the consolidated results of operations for the three and six months ended June 30, 1994 and 1993 and the statements of cash flows for the six months then ended. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year. Certain 1993 amounts have been reclassified to conform to the current year presentation.

2. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities as of January 1, 1994, and at June 30, 1994, the Company's investment securities have been classified as "available-for-sale," with an unrealized holding gain included as a separate component of shareholders' equity in the amount of $2,156,421. If the Company had adopted SFAS No. 115 at December 31, 1993, the unrealized holding gain in shareholders' equity would have been approximately $12,200,000 at that date.

  The Company sold shares of its investment in Marsam common stock during the six month period ended June 30, 1994, and recorded a gain of $1,163,323. At June 30, 1994, the Company owned 544,655 shares of Marsam common stock with a market value of $5,991,205, included in marketable securities.

3. Components of inventories are summarized as follows:

                            June 30,    December 31,
                              1994         1993

 Raw Material              $  163,502    $  132,841
 Work in process               46,518        67,207
 Finished goods             1,177,060     1,620,835
                           $1,387,080    $1,820,883

4. The Company has recognized income from Somerset Pharmaceuticals, Inc., of $10,660,311 and $11,263,685 for the six month periods ended June 30, 1994 and 1993, respectively. In addition, the Company has recognized income from American Triumvirate Insurance Company of $381,012 and $426,878 for the six month periods ended June 30, 1994 and 1993, respectively.

                   PART I - FINANCIAL INFORMATION
                    CIRCA PHARMACEUTICALS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited) (Continued)

  The following unaudited information is provided for unconsolidated investments, accounted for utilizing the equity method, in the

                                       June 30
                                 1994           1993
             Net revenues    $49,472,000    $60,070,000
             Gross profit    $42,590,000    $53,033,000
             Net income      $19,711,000    $20,461,000

Amounts previously reported for the six months ended June 30, 1993, relating to the partnership with Rhone-Poulenc Rorer (RPR) are excluded from the above table. These amounts have been reclassified to conform to the current presentation, reflecting the restructured agreement with RPR that became effective on September 1, 1993.

5. As of June 30, 1994, the Company had commitments to third parties of approximately $3,600,000, for research and development projects to be expended over the next three years.

6. Net income (loss) per share is based on the weighted average number of common shares and equivalents outstanding for each period. The effect of stock options was less than 3% of the weighted average shares outstanding in 1994, was antidilutive in 1993, and accordingly, was not included in earnings per share.

7. At June 30, 1994, the Company was not required to provide for federal or state income taxes as pretax income included income which is excluded income for tax purposes, with the remaining taxable income offset by the Company's net operating loss carryforward. At June 30, 1994, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $78,000,000, which, if not utilized, will begin to expire in the year 2006.

8. On March 22, 1994, the Company announced a proposed acquisition with Hi-Tech Pharmacal Co., Inc. (Hi-Tech), a pharmaceutical firm located on Long Island, in a transaction intended to be accounted for as a "pooling of interests". The acquisition was subject to the execution of a definitive agreement, satisfactory completion of due diligence and approval by each company's shareholders. On May 5, 1994, Circa announced that the companies were unable to agree on certain terms and conditions and that discussions regarding the acquisition were terminated. Included in other expenses, net in the 1994 statements of operations are the costs of the terminated acquisition.

9. On June 16, 1994, Larry Raisfeld voluntarily resigned as Officer and Director of the Company.

                PART I - FINANCIAL INFORMATION
                   CIRCA PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)
                       (Continued)

10. On July 8, 1994, the Company announced a preliminary settlement of civil antitrust claims brought against it in a class action pending in the U.S. District Court in Maryland with respect to the sale of generic Dyazide. Under the settlement agreement, the Company will pay $1.35 million into a settlement fund for the benefit of class plaintiffs, and will issue $2.5 million of coupons permitting the class of former customers to purchase products from the Company at a predetermined discount from market prices. At December 31, 1993, the Company provided for the estimated cost of outstanding litigation which included the cost of this proposed settlement.


         In the case entitled Cliff Westfall, et al. v. Circa Pharmaceuticals, Inc., et al. pending in the Circuit Court for the County of Oakland, State of Michigan, the plaintiffs' motion for class certification was denied.

         Based upon the information it presently possesses, the Company believes that the outcome of all pending litigation will not a material adverse effect on the Company's consolidated financial position.

11. On July 11, 1994, the Company and Andrx Corporation (Andrx) announced the signing of an agreement to jointly develop, manufacture and market at least six controlled release generic pharmaceutical products. The Company also acquired an equity interest in Andrx by payment of $6 million. The Company may acquire further equity interest in Andrx by exercising certain warrants. The joint venture, which will develop generic pharmaceuticals for world-wide markets utilizing Andrx's controlled release technology, will address products that have current sales in excess of $1 billion.

                 PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                            CIRCA PHARMACEUTICALS, INC.
ITEM 2.

Results of Operations

Three Month Period Ended June 30, 1994

   The Company reported net income of $2,309,000 for the three month period ended June 30, 1994, compared to a net loss of $1,194,000 for the same period in 1993. The primary reason for the increase in net income in the 1994 period was the absence of a $2,460,000 loss recognized from the partnership with Rhone-Poulenc Rorer (RPR) and a $848,000 legal settlement, both incurred during the second quarter of 1993. Income in 1994 was primarily attributable to $5,331,000 of income from Somerset Pharmaceuticals, Inc. (Somerset), a 50% owned joint venture.

  Net sales were $961,000 during the second quarter of 1994, compared to $746,000 for the same period in 1993. Cost of goods sold as a percentage of net sales decreased from 83% in 1993 to 64% in the 1994. The increase in sales and gross profit from 1993 to 1994 was primarily due to royalty income, which began January 1, 1994, for the sale of Dilacor XR, which is being marketed by RPR.

    Research and development expenses were $1,622,000 in 1994, compared to $1,070,000 in 1993, representing an increase of $552,000 or 52%. The primary reason for the increase was the Company's expansion its research and development program following the rehabilitation by the FDA in April 1993. The Company is committed to expanding its research and development program through both internal efforts and joint venture arrangements with other companies. Manufacturing overhead was $973,000 in 1994, compared to $788,000 in 1993, representing an increase of $185,000 or 23%. These costs are expected to be absorbed by the manufacturing process as new products are introduced into the system through product approvals obtained from the Company's internal research and development programs, as well as increased activity in contract manufacturing and joint venture projects with other companies. Selling and administrative expenses were $1,492,000 in 1994, compared to $3,704,000 in 1993, representing a decrease of $2,212,000 or 60%. The decrease was primarily attributable to a reduction in legal expenses as a significant portion of pending litigation was resolved in 1993.

   Ivestment income was $1,041,000 in 1994 as compared to $1,849,000 in 1993, representing a decrease of $808,000 or 44%. In the second quarter of 1994, the Company recognized a gain of $208,000 on the sale of shares of Marsam common stock as compared to $1,135,000 in the 1993 period.

   Other expenses, net were $502,000 in 1994, as compared to $191,000 in 1993, representing an increase of $311,000. The increase is primarily attributable to the cost of the terminated discussions related to the proposed acquisition of Hi-Tech Pharmacal Co., Inc.

At June 30, 1994, the Company was not required to provide for federal or state income taxes as pretax income included income which is excluded for tax purposes, with the remaining taxable income offset by the Company's net operating loss carryforward. At June 30, 1994, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $78,000,000, which, if not utilized, will begin to expire in the year 2006.

              PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                        CIRCA PHARMACEUTICALS, INC.
                             (Continued)


ITEM 2.

Results of Operations

Six Month Period Ended June 30, 1994

     The Company reported net income of $6,183,000 for the six month period ended June 30, 1994, compared to a net loss of $5,606,000 for the same period in 1993. The primary reason for the increase in net income in the 1994 period was the absence of a $6,702,000 loss recognized from the partnership with RPR and $3,848,000 in legal settlements, which were incurred during the 1993 period. Income in 1994 was primarily attributable to joint venture income from Somerset of $10,660,000.

    Net sales were $2,195,000 during the 1994 period, compared to $1,103,000 for the same period in 1993. The sales increase from 1993 to 1994 was primarily due to the marketing of a transdermal patch for the 1994 period versus only four months in the 1993 period, when such sales commenced.
Cost of goods sold as a percentage of net sales decreased for 84% in 1993 to 64% in 1994. The increase in gross profit from 1993 to 1994 was primarily due to royalty income, which began January 1, 1994, for the sale of Dilacor XR.

   Research and development expenses were $3,120,000 in 1994, compared to $2,110,000 in 1993, representing an increase of $1,010,000 or 48%.
The primary reason for the increase was the Company's expansion of its research and development program following the rehabilitation by the FDA in April 1993. Manufacturing overhead was $1,922,000 in 1994, compared to $1,804,000 in 1993, representing an increase of $118,000 or 7%. Selling and administrative expenses were $2,953,000 in 1994, compared to $5,467,000 in 1993, representing a decrease of $2,514,000 or 46%. The decrease was primarily attributable to a reduction in legal expenses as a significant portion of pending litigation was resolved in 1993.

   Investment income was $2,998,000 in 1994 as compared to $2,800,000 in 1993, representing an increase of $198,000 or 7%. In the 1994 and 1993 periods, the Company recognized a gain of $1,163,000 and $ 1,135,000, respectively, on the sale of shares of Marsam common stock.

   Other expenses, net were $652,000 in 1994, as compared to $343,000 in 1993, representing an increase of $309,000. The increase is primarily attributable to the cost of the terminated discussions related to the proposed acquisition of Hi-Tech Pharmacal Co., Inc.

           PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION
                         CIRCA PHARMACEUTICALS, INC.
                              (Continued)


Liquidity and Capital Resources

        Working capital increased from $34,800,000 at December 31, 1993 to $42,500,000 at June 30, 1994. The increase of $7,700,000 was primarily attributable to $9,000,000 of dividends received from Somerset and $2,100,000 of unrealized holding gain included in shareholders' equity, resulting from the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, the Company received $1,200,000 from the sales of Marsam common stock and $400,000 from other marketable securities. These increases were offset by working capital used for operating activities.

       At June 30, 1994, the Company had commitments of approximately $3,600,000 to third parties for research and development, which will be expended over the next three years and be funded through current working capital. The Company does not anticipate significant capital expenditures relating to its facilities. Primary sources of working capital for 1994 will continue to be dividends received from Somerset, proceeds from sales of marketable securities and income earned on other marketable securities. The Company anticipates that its existing capital resources are sufficient to meet its requirements based on its current business plans.

                       PART II - OTHER INFORMATION
                       CIRCA PHARMACEUTICALS, INC.


Item 1.   Legal Proceedings

          See Part 1, Item 1, Note 10

Item 4.   Submission of Matter to a Vote of Security Holders'

   (a) The Annual Meeting of the Company's Shareholders was held on July 15, 1994.

   (b) Michael Fedida, Stanley Grey, Thomas P. Rice and Kenneth Siegel were elected as Class I directors to serve until the date of the 1996 Annual Meeting. Melvin Sharoky,
          M.D. and Bruce Hausman will continue to serve until the date of the 1995 Annual Meeting.

   (c) To ratify the selection of Coopers & Lybrand as independent accountants for 1994 (For - 19,561,387, Against - 97,609).

   (d)   To approve the adoption of the 1994 Long-Term Incentive
         Plan (For - 11,611,924, Against - 1,632,229).


Item 6. Exhibit and Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        June 30, 1994.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CIRCA PHARMACEUTICALS, INC.



DATE:  July 29, 1994                /s/Melvin Sharoky, M.D.
                                   Melvin Sharoky, M.D., President
                                   and Chief Executive Officer




DATE:  July 29, 1994                /s/Thomas P. Rice
                                    Thomas P. Rice, Executive Vice
                                    President, Chief Operating and
                                    Financial Officer