Form 10-Q
period 1994-09-30
CIRCA PHARMACEUTICALS INC
filed 1994-11-03
CIK 13006

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period              Commission File Number 0-8049
  ended September 30, 1994


                  CIRCA PHARMACEUTICALS, INC.


Incorporated under the laws                11-1966265
  of the State of New York   (I.R.S.Employer Identification Number)



          33 RALPH AVENUE, COPIAGUE, NEW YORK 11726


                 Telephone number (516) 842-8383




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

                  Yes   x              No




     The number of shares of Common Stock, par value $.01 per share, outstanding were 21,711,912 as of October 28, 1994.


               CIRCA PHARMACEUTICALS, INC.


                            INDEX


PART I.   FINANCIAL INFORMATION                              PAGES


Item 1.  Financial Statements

         Consolidated Balance Sheets, September 30, 1994
         and December 31, 1993                                 1

         Consolidated Statements of Operations for the three
         and nine months ended September 30, 1994 and 1993     2

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1994 and 1993         3

         Notes to Consolidated Financial Statements           4-6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations             7-9


PART II.  OTHER INFORMATION


  Item 1.   Legal Proceedings                                 10


  Item 6.   Exhibits and Reports on Form 8-K                  10

  Signatures                                                  11


  PART I - FINANCIAL INFORMATION
                      CIRCA PHARMACEUTICALS, INC.
                     CONSOLIDATED BALANCE SHEETS
ITEM 1.
                            September 30, 1994    December 31, 1993
                             (Unaudited)
ASSETS:
 Current assets:
   Cash and cash equivalents       $11,770,285         $  2,410,819
   Marketable securities            25,822,621           36,182,077
   Securities held as collateral     6,921,951            5,000,000
   Accounts receivable                 636,587              638,242
   Inventories                       1,701,490            1,820,883
   Other current assets              3,575,739            1,776,843
      Total current assets          50,428,673           47,828,864

 Property, plant and equipment, net 12,507,487           12,535,586
  Investments in joint ventures,
        equity                      30,543,185           29,473,160
  Securities held as collateral      3,694,188            9,147,156
  Investments, cost                  7,261,609
  Other assets                       1,898,171            3,424,519
                                  $106,333,313         $102,409,285
LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current liabilities:
  Accounts payable and
    accrued expenses              $ 2,726,680          $ 5,102,659
  Current portion of
    legal settlements               7,111,837            7,909,339
      Total current liabilities     9,838,517           13,011,998

  Deferred joint venture liability 14,524,791           15,242,000
    Legal settlements               3,844,343            7,603,845
    Deferred income                 1,833,329            2,520,830

  Commitments and contingencies:
  Shareholders' equity:
    Preferred stock, par value $.01 per
     share; authorized 10,000,000 shares;
     none issued
    Common stock, par value $.01 per share;
     authorized - 70,000,000 shares; issued
     and outstanding - 22,079,220 shares
    in 1994 and 22,083,420 in 1993   220,792            220,834
   Capital in excess of par value 62,490,714         62,570,547
   Retained earnings              18,268,819          8,486,846
   Unrealized holding gain         1,590,620
   Less:
    Treasury stock, cost        (3,168,031)        (3,168,031)
    Unearned compensation-
      stock awards              (3,110,581)        (4,079,584)
    Total shareholders' equity  76,292,333         64,030,612
                              $106,333,313       $102,409,285
    See accompanying notes to consolidated financial statements

               PART I - FINANCIAL INFORMATION
                CIRCA PHARMACEUTICALS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                      Three Months Ended     Nine Months Ended
                          September 30,         September 30,
                      1994         1993       1994        1993

Net sales         $ 1,320,178  $1,002,833  $3,515,676   $2,197,697

Operating costs
  and expenses:

 Cost of goods sold   643,951    771,731   2,048,763    1,698,574

 Research
  and development   2,274,747    881,405   5,394,346     2,990,961

 Manufacturing
  overhead          1,112,128  1,092,516   3,034,239     2,896,058

 Selling and
  administrative    1,916,306  2,400,656   4,868,953     7,868,000

    Loss from
       operations  (4,626,954)(4,143,475)(11,830,625)  (13,255,896)

Income from
  joint ventures    6,222,984  5,526,175  17,264,307    17,216,738

Investment income   2,131,429  8,287,889   5,129,308    11,087,468

Partnership loss                 942,000                 7,644,000

Cost of legal
  settlements                  1,100,000                 4,947,870
Other expenses,
  net                 18,555     971,712    671,017      1,405,727
Income before
  taxes            3,708,904   6,656,877  9,891,973      1,050,713
Provision for
  income taxes       110,000                110,000

Net income       $ 3,598,904  $6,656,877$ 9,781,973    $ 1,050,713
Net income
  per share     $   0.17      $  0.30   $   0.45       $   0.05
Weighted average
  shares
  outstanding     21,711,745  22,110,595 21,711,312    22,125,864

   See accompanying notes to consolidated financial statements
                  PART I - FINANCIAL INFORMATION
                   CIRCA PHARMACEUTICALS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)



                                           Nine Months Ended
                                              September 30,
                                           1994          1993
Net cash used for operating
  activities                          $ (14,122,971)  $(17,728,407)

CASH FLOW FROM INVESTING ACTIVITIES:

Dividends received from
  equity joint ventures                 13,500,000     13,288,078
Decrease in marketable
  securities and securities held
  as collateral                         14,895,006      5,688,590
Proceeds from sale of shares of
  Marsam stock                           3,335,249      9,089,744
Additions to property, plant
  and equipment                         (1,006,646)      (267,835)
(Increase) decrease in
  investments, cost                     (7,261,609)       676,416
Payment of joint venture liability                     (8,000,000)
Net cash provided by investing
  activities                            23,462,000     20,474,993


CASH FLOW FROM FINANCING ACTIVITIES:

Exercise of stock options                  20,437          7,864
Purchase and retirement of stock                        (550,000)
Net cash provided by (used for)
financing activities                       20,437       (542,136)



Increase in cash and
  cash equivalents                      9,359,466       2,204,450
Cash and cash equivalents
  at beginning of period                2,410,819       3,680,381

Cash and cash equivalents
  at end of period                  $  11,770,285   $   5,884,831






    See accompanying notes to consolidated financial statements
                    PART I - FINANCIAL INFORMATION
                     CIRCA PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1994 and the consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 and the statements of cash flows for the nine months then ended. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities as of January 1, 1994, and at
September 30, 1994, the Company's investment securities have been classified as "available-for-sale," with an unrealized holding gain included as a separate component of shareholders' equity in the amount of $1,590,620. If the Company had adopted SFAS No. 115 at December 31, 1993, the unrealized holding gain in shareholders' equity would have been approximately $12,200,000 at that date.

3. The Company sold shares of its investment in Marsam Pharmaceuticals Inc. common stock during the nine months ended September 30, 1994 and 1993, and recorded gains of $2,749,163 and $7,942,959, respectively. At September 30, 1994, the Company owned 378,843 shares of Marsam common stock with a market value of $5,209,091, included in marketable securities.

4.           Components of inventories are summarized as follows:

                                      September 30,  December 31,
                                          1994          1993
             Raw Material             $  273,250     $  132,841

             Work in process             227,426         67,207
             Finished goods            1,200,814      1,620,835
                                      $1,701,490     $1,820,883

5. The Company recognized income from Somerset Pharmaceuticals, Inc., of $16,783,298 and $16,594,861 for the nine month period ended September 30, 1994 and 1993, respectively, and $6,122,987 and $5,331,174 for the quarter ended September 30, 1994 and 1993, respectively. In addition, the Company recognized income from American Triumvirate Insurance Company of $542,009 and $621,877 for the nine month period ended September 30, 1994 and 1993, respectively, and $160,997 and $195,001 for the quarter ended September 30, 1994 and 1993, respectively.
                 PART I - FINANCIAL INFORMATION
                  CIRCA PHARMACEUTICALS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
                         (Continued)

             The following unaudited aggregate information is provided for unconsolidated investments, accounted for utilizing the equity method:

                                   September 30,
                                1994           1993

             Net revenues  $81,239,000      $83,452,000
             Gross profits $70,305,000      $73,289,000
             Net income    $30,746,000      $30,571,000

6. As of September 30, 1994, the Company had commitments to third parties of approximately $3,200,000 for research and development projects to be expended over the next three years.

7. Net income per share is based on the weighted average number of common shares and equivalents outstanding for each period. The effect of stock options was less than 3% of the weighted average shares outstanding in 1994 and 1993,and accordingly was excluded from earnings per share.

8. For the nine month period ended September 30, 1994, the Company has provided $110,000 for income taxes. Pretax income includes income which is excluded income for tax purposes, with 90% of remaining taxable income offset by the Company'snet operating loss carryforward. At September 30, 1994, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $76,000,000, which, if not utilized, will begin to expire in the year 2006.

9. On July 11, 1994, the Company and Andrx Corporation (Andrx) announced the signing of an agreement to jointly develop, manufacture and market at least six controlled release generic pharmaceutical products. The Company also acquired an equity interest in Andrx by payment of $6,000,000, included in the consolidated balance sheet as investments, cost. The Company may acquire further equity interest in Andrx by exercising certain warrants. The joint venture, which will develop generic pharmaceuticals for world-wide markets utilizing Andrx's controlled release technology, will address products that have current sales in excess of $1 billion.

                      PART I - FINANCIAL INFORMATION
                       CIRCA PHARMACEUTICALS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                            (Continued)


10. On July 8, 1994, the Company announced a preliminary settlement of civil antitrust claims brought against it in a class action pending in the U.S. District Court in Maryland with respect to the sale of generic Dyazide. Under the settlement agreement, the Company will pay $1,350,000 into a settlement fund for the benefit of class plaintiffs, and will issue $2,500,000 of coupons permitting the class of former customers to purchase products from the Company at a predetermined discount from market prices. The settlement agreement was accepted by the class of plaintiffs, and on October 28, 1994, implementation was approved by the court. At December 31, 1993, the Company provided for the estimated cost of outstanding litigation which included the cost of this settlement.

             In the case entitled Cliff Westfall, et al. v. Circa Pharmaceuticals, Inc., et al. pending in the Circuit Court for the County of Oakland, State of Michigan, the plaintiffs' motion for class certification was denied. The case was settled on October 14, 1994 for $30,000.
             Based upon the information it presently possesses, the Company believes that the outcome of all pending litigation will not have a material adverse effect on the Company's consolidated financial position.

         PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   CIRCA PHARMACEUTICALS, INC.
ITEM 2.

Results of Operations

       Three Month Period Ended September 30, 1994

             The Company reported net income of $3,599,000 for the three month period ended September 30, 1994, compared to net income of $6,657,000 for the same period in 1993. The primary reason for the decrease in net income in the 1994 period was a decrease in investment income of $6,157,000 offset by the absence of a $942,000 loss recognized from the partnership with Rhone-Poulenc Rorer (RPR) and a $1,100,000 legal settlement, both incurred during the third quarter of 1993. Income in 1994 was primarily attributable to $6,123,000 of income from Somerset Pharmaceuticals, Inc. (Somerset), a 50% owned joint venture.

             Net sales were $1,320,000 during the third quarter of 1994, compared to $1,003,000 for the same period in 1993. Cost of goods sold as a percentage of net sales decreased from 77% in 1993 to 49% in the 1994. The increase in sales and gross profit from 1993 to 1994 was primarily due to royalty income of $356,000, which began January 1, 1994, for the sale of Dilacor XR, which is being marketed by RPR.

             Research and development expenses were $2,275,000 in 1994, compared to $881,000 in 1993, representing an increase of $1,394,000. The primary reason for the increase was the Company's expansion of its research and development program following the rehabilitation by the FDA in April 1993. The Company is committed to expanding its research and development program through both internal efforts and joint venture arrangements with other companies. Manufacturing overhead was $1,112,000 in 1994, compared to $1,093,000 in 1993. These costs are expected to be absorbed by the manufacturing process as new products are introduced into the system through product approvals obtained from the Company's internal research and development programs, as well as increased activity in contract manufacturing and joint venture projects with other companies. Selling and administrative expenses were $1,916,000 in 1994, compared to $2,401,000 in 1993, representing a decrease of $485,000 or 20%. The decrease was primarily attributable to a reduction in legal expenses as a significant portion of pending litigation was resolved in 1993.

             Investment income was $2,131,000 in 1994 as compared to $8,288,000 in 1993, representing a decrease of $6,157,000. In the third quarter of 1994, the Company recognized a gain of $1,586,000 on the sale of shares of its investment in Marsam Pharmaceuticals Inc. common stock as compared to $6,808,000 in the 1993 quarter.

             Other expenses, net were $19,000 in 1994, as compared to $972,000 in 1993, representing a decrease of $953,000. The decrease is attributable to the recording of reserves on the realization of certain assets in the third quarter of 1993.

             For the nine months ended September 30, 1994, the Company has provided $110,000 for income taxes. Pretax income includes income which is excluded for tax purposes, with 90% of the remaining taxable income offset by the Company's net operating loss carryforward. At September 30, 1994, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $76,000,000, which, if not utilized, will begin to expire in the year 2006.

         PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    CIRCA PHARMACEUTICALS, INC.
                         (Continued)

ITEM 2.

Results of Operations

       Nine Month Period Ended September 30, 1994

             The Company reported net income of $9,782,000 for the nine month period ended September 30, 1994, compared to net income of $1,051,000 for the same period in 1993. The primary reason for the increase in net income in the 1994 period was the absence of a $7,644,000 loss recognized from the partnership with RPR and $4,948,000 in legal settlements, both incurred during the 1993 period offset by a decrease in investment income of $5,958,000. Income in 1994 was primarily attributable to joint venture income from Somerset of $16,783,000.

             Net sales were $3,516,000 during the 1994 period, compared to $2,198,000 for the same period in 1993. The sales increase from 1993 to 1994 was primarily due to royalty income of $717,000, which began January 1, 1994, for the sale of Dilacor XR and the marketing of a transdermal patch for the 1994 period versus only seven months in the 1993 period, when such sales commenced. Cost of goods sold as a percentage of net sales decreased from 77% in 1993 to 58% in 1994. The increase in gross profit from 1993 to 1994 was primarily due to royalty income.

             Research and development expenses were $5,394,000 in 1994, compared to $2,991,000 in 1993, representing an increase of $2,403,000. The primary reason for the increase was the Company's expansion of its research and development program following the rehabilitation by the FDA in April 1993. Manufacturing overhead was $3,034,000 in 1994, compared to $2,896,000 in 1993, representing an increase of $138,000. Selling and administrative expenses were $4,869,000 in 1994, compared to $7,868,000 in 1993, representing a decrease of $2,999,000. The decrease was primarily attributable to a reduction in legal expenses as a significant portion of pending litigation was resolved in 1993.

             Investment income was $5,129,000 in 1994 as compared to $11,087,000 in 1993, representing a decrease of $5,958,000. In the 1994 and 1993 periods, the Company recognized gains of $2,749,000 and $7,943,000, respectively, on the sale of shares of its investment in Marsam Pharmaceuticals Inc. common stock.

             Other expenses, net were $671,000 in 1994, as compared to $1,406,000 in 1993, representing a decrease of $735,000. The decrease is attributable to the recording of reserves on the realization of certain assets in the 1993 period.


          PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    CIRCA PHARMACEUTICALS, INC.
                           (Continued)


Liquidity and Capital Resources

             Working capital increased from $34,800,000 at December 31, 1993 to $40,600,000 at September 30, 1994. The increase of $5,800,000 was primarily attributable to $13,500,000 of dividends received from Somerset and $1,600,000 of unrealized holding gain included in shareholders' equity, resulting from the Company's adoption of Statement of Financial Accounting
Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, the Company received $3,300,000 from the sales of Marsam Pharmaceuticals Inc.
common stock and $400,000 from other marketable securities. These increases were offset by the investment of $6,000,000 in Andrx Corporation, other investments totalling $1,300,000 and working capital used for operating activities.

             At September 30, 1994, the Company had commitments of approximately $3,200,000 to third parties for research and development, which will be expended over the next three years and be funded through current working capital. Primary sources of working capital for 1994 will continue to be dividends received from Somerset, proceeds from sales of marketable securities and income earned on other marketable securities. The Company anticipates that its existing capital resources are sufficient to meet its requirements based on its current business plans.
























                    PART II - OTHER INFORMATION
                    CIRCA PHARMACEUTICALS, INC.



Item 1.     Legal Proceedings

            See Part 1, Item 1, Note 10


Item 6.     Exhibit and Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                             SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CIRCA PHARMACEUTICALS, INC.



DATE:  November 2, 1994         /s/Melvin Sharoky, M.D.
                                Melvin Sharoky, M.D., President and
                                Chief Executive Officer




DATE:  November 2, 1994         /s/Thomas P. Rice
                                Thomas P. Rice, Executive Vice
                                President
                                Chief Operating and
                                Financial Officer