Form 10-Q/A
period 1994-09-30
CIRCA PHARMACEUTICALS INC
filed 1994-11-15
CIK 13006

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-QA

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

                     Yes               No



                      The number of shares of Common Stock, par value $.01 per share, outstanding were 21,711,912 as of October 28, 1994.


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

[DESCRIPTION]  Financial Data Schedule for 1994 Third Quarter 10-Q
[ARTICLE]
[LEGEND]       This schedule contains summary financial information
extracted from Circa Pharmaceuticals, Inc. consolidated financial statements for the quarter ended September 30, 1994 and is qualified in its entirety by reference to such financial statements.


[FISCAL-YEAR-END]              Dec-31-1994
[PERIOD-END]                   Sep-30-1994
<period type>                    Qtr-3
[CASH]                          11,770,285
[SECURITIES]                    25,822,621
[RECEIVABLES]                      636,587
[ALLOWANCES]
[INVENTORY]                      1,701,490
[CURRENT-ASSETS]                50,428,673
[PP&E]                          12,507,487
[DEPRECIATION]
[TOTAL-ASSETS]                 106,333,313
[CURRENT-LIABILITIES]            9,838,517
[BONDS]
[COMMON]                           220,792
[PREFERRED-MANDATORY]
[PREFERRED]
[OTHER-SE]                      76,071,541
<total-liability-and equity>   106,333,313
[SALES]                          1,320,178
<total revenues>                 1,320,178
[CGS]                              643,951
[TOTAL-COSTS]                    5,947,132
<other expenses>                    18,555
<loss provisions>
<interest expense>
<income pretax>                  3,708,904
[INCOME-TAX]                       110,000
<income continuing>              3,598,904
[DISCONTINUED]
[EXTRAORDINARY]
[CHANGES]
[NET-INCOME]                     3,598,904
<epa-primary>                      .17
<epa-diluted>                      .17