Form 10-K
CIRCA PHARMACEUTICALS INC
filed 1995-03-29
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-K

                         ANNUAL REPORT


           PURSUANT TO SECTION 13 or 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994      Commission file
                                                 number 0-8049

                      CIRCA PHARMACEUTICALS, INC.

Incorporated under the laws                  11-1966265
of the State of New York            (I.R.S. Employer Identification
                                     Number)

33 Ralph Avenue                           516-842-8383
Copiague, New York 11726                 (telephone number)
(address of principal executive offices)

  Securities registered pursuant to Section 12(g) of the Act:


                                            Name of Each Exchange
Title of Class                              on Which Registered
Common Stock, $.01 par value per share      American Stock Exchange


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirement for the past 90
days.           Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $356,540,337 as of March
17, 1995 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares of Common Stock outstanding was 21,745,912 as of March 17, 1995.


               DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Circa Pharmaceuticals, Inc. Annual Report to
Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Circa Pharmaceuticals, Inc. Proxy Statement are incorporated by reference into Part III.

                            PART I


ITEM 1.    Business

OVERVIEW

      Circa Pharmaceuticals, Inc., and subsidiaries (Circa or the Company), formerly known as Bolar Pharmaceutical Co., Inc., was organized under the laws of the State of New York in 1960 and is traded on the American Stock Exchange (symbol: RXC).

      The Company had historically been engaged in developing, manufacturing and marketing solid dosage generic pharmaceuticals, including prescription and over-the-counter (OTC) products. In February 1990, as a result of an investigation by the Food & Drug Administration (FDA), the Company ceased manufacturing and marketing all pharmaceutical products and was restricted by the FDA from obtaining scientific review of its applications. In April 1993, following the completion of a comprehensive three year rehabilitation program, the FDA notified Circa that all regulatory restrictions were lifted and that it was in compliance with "current Good Manufacturing Practices" (cGMP) and able to, once again, operate under the standard framework of the FDA.

      In November 1994, the Company received its first product approval from the FDA since 1989. This approval confirmed the acknowledgement by the FDA in April 1993 that the Company had been successfully rehabilitated and validated the Company's Copiague, New York facility as being in compliance with cGMP.

      The Company currently manufactures a generic product and several OTC products at its Copiague, New York facility and is also a distributor of a nitroglycerin transdermal system manufactured by Hercon Laboratories Corporation. Additionally, the Company provides services for the pharmaceutical industry through its Pharmaceutical Services Division.

      The Company has a 50% interest in Somerset Pharmaceuticals, Inc. (Somerset), which manufactures and markets Eldepryl. Eldepryl is used in the treatment of Parkinson's disease and had sales of $125 million in 1994. The Company also has an agreement with Rhone-Poulenc Rorer, Inc. (RPR) to participate in the net sales of DilacorTM XR, which is used in the treatment of hypertension and angina.


PRODUCTS, PRODUCT DEVELOPMENT AND SERVICES

      In November 1994, the Company received approval notification from the FDA for its Abbreviated New Drug Application (ANDA) for glipizide. Glipizide is the generic version of Glucotrol and is used for the treatment of non-insulin-dependent diabetes (Type II diabetes). The Company's approval in November represented the second approval for glipizide issued by the FDA for generic manufacturing, and since then the FDA has approved several other pharmaceutical companies for the manufacture and distribution of glipizide. There can be no assurance that the sale of glipizide will contribute materially to the Company's future operating results.

      During 1994, the Company's research and development program placed greater emphasis on developing future proprietary and less competitive generic products. Accordingly, development of several commodity-oriented generic products were discontinued during 1994. The continued product development efforts have shifted to more technology driven products, such as sustained-release dosage forms and gum technology, which are expected to face less competition.

      The Company employs approximately 120 persons, of which 50 are engaged in research and development, including product identification, market research, product formulation, the development of methods used to analyze various drugs and regulatory affairs. In addition, the Company utilizes independent laboratories to conduct tests and clinical studies, primarily in connection with the establishment of bioequivalence. The Company incurred approximately $8 million on research and development in 1994, $5 million in 1993 and $3 million in 1992. The Company is currently developing certain prescription drug products which have not previously been approved for proposed use in the United States. These drug products incorporate chemical entities that have been approved by the FDA, but are not necessarily the bioequivalent of any existing brand-name drug. Current research and development is being conducted at both Circa's Copiague, New York facility and at other companies through joint venture agreements.

      With respect to any product currently being developed by the Company internally or with joint venture partners, or any product for which a NDA, IND or patent application has been filed, there can be no assurance that such applications shall be approved, or if approved, that such product will contribute materially to the Company's future operating results.

      In July 1994, Circa acquired a 7.5% equity interest in Andrx Corporation (Andrx). Circa and Andrx plan to jointly develop, manufacture and market at least six controlled-release generic pharmaceutical products. Additionally, the Company licensed two sustained release products from Andrx, which the Company is currently developing. The Company has additional development agreements with outside research and development groups to develop such products.

      The Company has progressed in its efforts to develop a gum-delivery technology. During the past few years, the Company has been working on a number of pharmaceutical products in this area, including OTC and prescription products. In 1994, the Company filed an application with the FDA for nicotine gum. The Company will be pursuing registration of this product in other countries over the next several years. The group is currently evaluating three OTC products using this technology. The Company is also considering strategic partners to help promote this product line. The gum development group filed an application to obtain a patent for a process that describes a dissolvable chewable dosage form, Quick Dissolve Chewables (QDCTM). The Company intends on employing this technology for the delivery of both prescription and OTC products.

      In 1993, the Company acquired the rights to manufacture and market a product under a New Drug Application (NDA) for a widely-used cardiovascular agent. In November 1994, Circa filed a NDA seeking approval for a new strength and dosage form of this product, which the Company believes will fill a need for clinicians working in the cardiovascular field. If approved, this agent is expected to receive three years of exclusivity, and will be manufactured at the Copiague facility.

      Circa has a 50% interest in Somerset, which manufactures and markets Eldepryl for the treatment of Parkinson's disease. Somerset provided $25 million in earnings to Circa in 1994. Exclusivity expires for the Eldepryl tablet in June of 1996; however, Somerset is committed to the development of other products. Somerset continues with its development program for the Eldepryl transdermal patch. During 1995, phase II clinical studies are being conducted on the patch for multiple neurological disorders. Somerset is also developing ipriflavone, a product for the treatment of osteoporosis. Ipriflavone is currently marketed in Japan, Italy, Hungary, and Argentina. An Investigational New Drug Application (IND) was filed in January 1995 for this product. (See "Investments In Joint Ventures" below).

     Through a partnership agreement with RPR, Circa earns royalties on the net sales of Dilacor XR. Dilacor XR is used for the treatment of hypertension and angina. Circa earned a royalty of 1% in 1994, and will earn royalties of 20% in 1995 and 1996, 22% from 1997 to 2000, and 3% thereafter. Royalties will first offset the Company's partnership liability before providing cash flow to the Company. At December 31, 1994, the partnership liability was $14 million. For the year ended December 31, 1994, the Company earned royalties of $1.2 million on the net sales of Dilacor XR of approximately $120 million. The Dilacor XR product loses exclusivity in May of 1995; however, at this time we are unaware of any pending generic applications. Through the partnership agreement, Circa and RPR will launch a generic Dilacor XR product as the partners consider appropriate. The profit and losses from the generic product are to be shared equally by Circa and RPR.
(See "Investments In Joint Ventures" below).

     The Company has an agreement with Hi-Tech Pharmacal to develop ANDAs for five generic solutions/suspensions; as well as a joint venture agreement with Generics Group BV for the co-development of several solid-dosage generic products and an aerosol product. The Company is also working jointly with Packaging Concepts, Inc. to develop OTC products in aerosol, solution, foam and powder form. This collaboration has yielded a number of OTC products, including Miconazole Spray Powder, which is an antifungal used for the treatment of athletes foot.

     The Company continues to manufacture and distribute two solid dosage OTC products and distributes nitroglycerin transdermal patches manufactured by Hercon Laboratories Corp.

     Circa's manufacturing facilities are currently utilized to service both Circa and others in the pharmaceutical industry. In an effort to cover the Company's overhead, contract manufacturing has been evaluated. This evaluation determined that pharmaceutical companies are increasingly outsourcing functions. The Company decided to enter the business of providing services to the pharmaceutical industry. The Company created the Pharmaceutical Services Division to specialize in this industry niche. Circa is able to provide small and large-scale contract manufacturing services to clients worldwide. At the Copiague facility, the Company can provide analytical, stability and packaging services to customers. The Company can assist with pharmaceutical development, as well as regulatory and quality assurance activities. The Company can manufacture product lines using solid-dosage and gum drug-delivery systems. The solid-dosage products manufactured at Copiague include tablets, capsules, and sustained-release products. Circa has a 60% equity interest in a company that owns a facility designed to produce sustained release products. This facility, located outside of Dayton, Ohio, can provide microencapsulation capabilities via a coacervation technology; roto-granulations and drying; and solvent and non-solvent based coatings.


MARKETS AND DISTRIBUTION

     Sales of off-patent pharmaceutical products have increased in recent years. The Company believes that factors contributing to the increase include (i) the passage of federal regulation which streamlined procedures, lowered costs and accelerated the approval process for off-patent drugs; (ii) loss of exclusivity on brand-name drugs with significant sales; (iii) the transition from health care cost reimbursement to managed care programs which emphasize cost control; (iv) the passage of state legislation that permits or encourages off-patent substitution by pharmacists; (v) large volume cost conscious drug purchasers; (vi) increased awareness and acceptance among consumers, physicians and pharmacists that off-patent drugs are the therapeutic equivalents of brand-name drugs; and (vii) higher profit margins realized by pharmacists for dispensing off-patent drugs than are realized on brand-name drugs.

     The Company markets its generic products to drug distributors and pharmaceutical wholesalers. A majority of the Company's products are sold under private labels. In 1994, the Company marketed its products to approximately 50 customers throughout the United States. In 1994, Schein Pharmaceuticals, Inc., Rugby Laboratories, Inc., and Goldline Laboratories, Inc. accounted for 23%, 19% and 11%, respectively, of the Company's sales. In 1993, one customer, Rugby-Darby Group Companies, Inc., accounted for approximately 28% of Company sales. In 1992, Best Generics, Inc. accounted for approximately 18% of Company sales. There are no assurances that any customer will account for more than 10% of the Company's sales in 1995.
     The Company markets its contract manufacturing and other services to pharmaceutical companies who lack the internal capacity or expertise of a full services pharmaceutical company. This includes pharmaceutical manufacturers and research and development operations.


COMPETITION

     The Company competes with generic drug manufacturers, brand-name pharmaceutical companies that manufacture or market generic drugs, the original manufacturers of brand-name drugs that continue to market such drugs after patent expirations or introduce generic versions of their branded products, and manufacturers of new drugs that may compete with the Company's generic drugs.

     The principal competitive factors in the generic pharmaceutical market are the ability to be among the first to introduce products after a patent expires, price quality, methods of distribution, reputation, customer service and breadth of product line. The Company believes that price is a significant competitive factor, particularly as the number of generic manufacturers which produces a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline.


REGULATIONS

     The development, manufacture, sale and distribution of the Company's products are subject to comprehensive regulation by the federal government, principally by the FDA and to a lessor extent, by state governments. The federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval and promotion of pharmaceutical products. Noncompliance with applicable requirements can result in fines, seizure of products, suspension of production, refusal of the government to enter into supply contracts or to approve new drug applications and criminal prosecution. In recent years, new regulations require manufacturers to present substantial evidence for the efficacy, as well as safety, of their drug products and in some cases have resulted, and may in the future result, in the discontinuance of marketing of such products and give rise to claims for damages from persons who believe they have been injured as a result of their use.



INVESTMENTS IN JOINT VENTURES

     In June 1989, the Company acquired a 50% equity interest in Somerset following their approval from the FDA to market the product Eldepryl. Sales of the product, which is used in the treatment of Parkinson's disease, commenced in August 1989. Somerset has the exclusive marketing rights to this product in the United States and certain other countries. In October 1990, Somerset entered into an agreement with Sandoz Pharmaceutical Corporation (Sandoz) to co-promote Eldepryl. Somerset's growth since 1989 has provided increased cash flows to the Company and has contributed significantly to funding operations during the past five years. The Company recognized income of $25 million, $24 million and $21 million from Somerset for the years ended 1994, 1993, and 1992, respectively. Somerset continues with its development program for the Eldepryl transdermal patch. During 1995, phase II clinical studies are being conducted on the patch for multiple neurological disorders. Somerset is also developing ipriflavone, a product for the treatment of osteoporosis. Ipriflavone is currently marketed in Japan, Italy, Hungary, and Argentina. An Investigational New Drug Application (IND) was filed in January 1995 for this product. Circa anticipates future benefits from Somerset's research and development pipeline.

     In 1989, the Company and RPR formed a partnership to develop and market a pharmaceutical product used in the treatment of hypertension and angina. The partnership agreement was restructured in April 1993 to allow Circa to earn royalties at the rate of 1% in 1994, 20% in 1995 and 1996, 22% from 1997 to 2000 and
3% thereafter on the net sales of Dilacor XR. Royalties will first offset the Company's partnership liability before providing cash flow to the Company. At December 31, 1994, the partnership liability was $14 million. For the year ended December 31, 1994, the Company earned royalties of $1.2 million on the net sales of Dilacor XR of approximately $120 million. Prior to the restructured agreements, Circa's share of the partnership's loss was $7.6 million in 1993 and $15.6 million in 1992. The Dilacor XR product loses exclusivity in May of 1995; however, at this time we are unaware of any pending generic applications. The partnership agreement also provides for the partnership to develop a generic Dilacor XR product to be launched when the partners consider appropriate. The profit and losses from the generic product are to be shared equally by Circa and RPR.

     In July 1994, the Company acquired a 7.5% interest in Andrx Corporation for $6 million. The Company and Andrx also entered into a joint venture (Ancirc), to develop six generic pharmaceuticals for world-wide markets utilizing Andrx's controlled-release technology. Within Ancirc, Andrx will be responsible for continuing development of the products and marketing and sales upon approval. Circa will manufacture the controlled-release products and be responsible for regulatory services. Andrx and Circa will be responsible for 60% and 40%, respectively, of all future costs to develop, manufacture and market the products with the same percentages applicable to the sharing of income from the joint venture.




RAW MATERIALS

     The raw materials essential to the Company's business are purchased primarily from domestic and foreign manufacturers of bulk pharmaceutical chemicals and paid for in U.S. dollars. To date, the Company has experienced no difficulty in obtaining the raw materials it needs, and it expects that raw materials will continue to be readily available in the future.


     PERSONNEL

     As of December 31, 1994, the Company had 120 employees of which 50 are engaged in research and development, 45 in manufacturing, and 25 in administration. No employee is represented by a union. The Company considers employee relations to be good.


ITEM 2.    Properties

     The Company's principal facilities are located in Copiague, New York where it owns and occupies approximately 161,500 square feet of space consisting of: 10,000 square feet of office space; 63,000 square feet of manufacturing space; 57,500 square feet of packaging and warehousing space; 18,000 square feet of research and development space; and 13,000 square feet of space devoted to employees. There are no outstanding mortgages against these facilities. The Company believes that its properties are well maintained, suitable for its business and are adequate for the Company's reasonably foreseeable operations.

     In addition, Circa has a 60% interest in a company that owns a 26,000 square foot facility outside Dayton, Ohio designed to produce sustained-release products.






ITEM 3.    Legal Proceedings

Settled Litigation

     The Company was the plaintiff in a lawsuit filed in September 1992, in the U.S. District Court for the Eastern District of New York, captioned Bolar Pharmaceutical Co., Inc. v. Robert Shulman and Charles G. DiCola, No. CV-92-4357. The Company alleged that as a result of the conduct of Shulman, formerly the President, Chief Executive Officer and a director of the Company, and DiCola, formerly Vice President of Operations of the Company, in connection with the Company's obtaining of approvals to manufacture and sell certain generic drugs, the manufacture and sale of those drugs and the subsequent governmental investigations into the Company's conduct, the Company became liable to various persons and entities and was required to pay damages and criminal penalties of more than $76 million. The Company asserted claims against Shulman and DiCola under the federal RICO statute and for breach of fiduciary duty, and sought indemnity and contribution from Shulman and DiCola for amounts paid by the Company in settlement of various actions brought against it. The Company sought actual damages and treble damages under the RICO statute, punitive damages, repayment of compensation paid to Shulman and DiCola, recoupment of attorneys' fees and other legal expenses, and declaratory relief as to the Company's rights under certain agreements with Shulman and DiCola. In November 1992, Shulman, appearing pro se, moved to dismiss the Complaint. Shulman also asserted a counterclaim against the Company seeking a preliminary injunction and order requiring the Company to deliver to Shulman all stock previously pledged by Shulman to the Company that was not used to pay Shulman's legal fees, as well as other compensation allegedly promised to Shulman at or before his departure from the Company. DiCola did not respond to the Complaint. The Company filed a reply to Shulman's counterclaims in which it generally denied any liability to Shulman and asserted several affirmative defenses, and opposed the motion for a preliminary injunction. In January 1993, the Company filed an Amended Complaint, to which neither Shulman nor DiCola have responded. In April 1993, DiCola's attorney informed the Court that DiCola had filed for protection under the federal bankruptcy laws and that the automatic stay of the bankruptcy code stayed further proceedings against him in this case. By Memorandum and Order, dated May 7, 1993, the Court denied Shulman's motion for an injunction in part and granted it in part, to the extent of directing the Company not to dispose of any of Shulman's stock in excess of the amount that would offset the Company's expenditures for legal fees on behalf of Shulman, pending a final determination on the merits of this action.

     In November 1994, the Company and Shulman agreed to settle all of the claims asserted in Bolar Pharmaceutical Co., Inc. v. Robert Shulman and Charles G. DiCola, No. CV-92-4357. Under the terms of the settlement agreement, Shulman, through an escrow agent, sold all of the shares of Circa's common stock owned by him. The proceeds from the sale of a substantial portion of such shares, after payment of expenses and various taxes, were used to settle the Company's claims and resulted in a gain to the Company of $2,300,000.

     The Company was a third-party defendant in a lawsuit filed in September 1992 in the United States District Court for the Southern District of New York, captioned Deloitte & Touche v. Bolar Pharmaceutical Co., Inc., et al., 90 Civ. 4959 (RWS). In the underlying action, Ades et al. v. Deloitte & Touche, et al., 90 Civ. 4959 (RWS), plaintiffs, who are investors in promissory notes of Qmax Technology Group, Inc. ("Qmax"), asserted claims against Deloitte & Touche for violations of the Federal securities laws, fraud and deceit, negligence, negligent misrepresentation, and breach of contract, in connection with Qmax's nonpayment of their promissory notes. Plaintiffs sought damages of $2,300,000 plus interest, exemplary and punitive damages in an amount to be determined at trial, and costs, including attorney's fees. In its Third-Party Complaint Deloitte & Touche asserted claims for contribution against the Company, and individual defendants including, inter alia, Robert Shulman, a former President of the Company, for violations of the Federal securities laws, common law fraud and deceit, misrepresentation, and for the acts and omissions of Robert Shulman under the principle of respondeat superior, in connection with Deloitte & Touche's reports on Qmax. Deloitte & Touche sought contribution in the event it is held liable to plaintiffs in the underlying action. On December 16, 1992, Robert Shulman filed an Answer denying the allegations in the Third-Party Complaint and a Cross-Claim against the Company for indemnification. On January 6, 1993, the Company moved to dismiss the Third-Party Complaint and Robert Shulman's Cross-Claim. That motion was denied by an Order, dated September 16, 1993. In October 1993, Third-Party Defendant Garrett J. Cronin filed a Cross-Claim against the Company for contribution.

     In December 1994, the parties agreed to settle all of the claims asserted in Deloitte & Touche v. Bolar Pharmaceutical Co., Inc., et al., 90 Civ. 4959 (RWS) and Ades et al. v. Deloitte & Touche, et al.. Under the terms of the settlement agreement, Circa will pay $190,500. The parties have submitted to the Court a stipulation dismissing this case with prejudice, which has not yet been signed by the Court.

     The Company and certain of its present and former officers and directors were defendants in a lawsuit filed in October 1993 in New York Supreme Court, entitled Bernard Mills v. Finn Andreasen, Patricia Shukri, Michael Fedida, David Genzler, Stanley B. Grey, Bruce Hausman, Seymour Inkles, Jack J. Kornreich, Lawrence Raisfeld, Melvin Sharoky, M.D., and Circa Pharmaceuticals, Inc., No. 128824/93 (Sup. Ct. N.Y.). The Complaint purported to be asserted as a derivative action on behalf of the Company, and sought to cancel certain employment contracts entered into between the Board of Directors and certain current and former officers and directors of the Company, and alleged that the compensation paid under those contracts is excessive. Plaintiff also purported to bring an action on behalf of other similarly situated shareholders for an order directing the individual defendants to dissolve the Company, or in the alternative, for an order appointing a receiver to dissolve the Company, and alleged that the future of the Company as a going concern is uncertain and that its continued existence is diluting the Company's remaining assets. Plaintiff also sought attorneys' fees, costs and disbursements in connection with bringing the action.


     In February 1994, Circa and the individual defendants in Mills brought a motion to dismiss the Complaint. That motion was granted, and this Complaint was dismissed, by an Order dated
October 31, 1994.  Plaintiff's time to file an appeal has expired.

     In December 1992, General Generics, Inc., a Mississippi Corporation engaged in the generic drug distribution business, filed a class action complaint in the United States District Court for the Eastern District of New York against the Company based on alleged price fixing and customer allocation regarding sales of triamterene with hydrochlorothiazide. Also in December 1992, a similar class action complaint was filed by Spawd, Inc., a Pennsylvania Corporation, in the United States District Court for the District of Maryland. The cases were consolidated in the District of Maryland and re-named, "In re Generic Dyazide Antitrust Litigation". In July 1994, the Company settled its Generic Dyazide civil antitrust litigation. Under the settlement agreement, the Company paid $1,350,000 into a settlement fund for the benefit of the class of plaintiffs, and will issue $2,500,000 of coupons permitting the class of former customers to purchase products from the Company at a predetermined discount from market prices. The settlement agreement was accepted by the class of plaintiffs and implementation was approved by the court. The cost of this settlement was provided for in 1993.

     In October 1993, a class action complaint was filed in the Circuit Court of Tallapoosa County, Alexander City, Alabama, alleging a violation of the Alabama antitrust statute styled Mary Wood, et al. v. Circa Pharmaceuticals, Inc., et al., No. CV-93-150 (the "Wood Action"). This action was brought on behalf of all indirect purchasers of generic Dyazide located in the State of Alabama. The Complaint alleges damages less than $49,500 per class member, exclusive of interest and costs. The number of class members is not known, however, there are some reasons to believe that the size of the class is not large.

     In April 1994, the Company brought a motion in re Bolar Pharmaceutical Co., Inc. Generic Drug Consumer Litigation, M.D.L. No. 849 (E.D. Pa.) ("Consumer Litigation"), which sought, among other things, an order (1) finding that prosecution of the Wood Action as a class action on behalf of purchasers of Dyazide, other than direct purchasers for resale, against the Company and Larry Raisfeld, a former President of the Company, violated an Order that had been entered in connection with the settlement of the Consumer Litigation, and (2) directing the Wood Action plaintiffs to cease and desist the continued prosecution of the Wood Action on behalf of or in a representative capacity for members of the class in the Consumer Litigation, against the Company and Mr. Raisfeld. On July 5, 1994, the District Court entered an order granting the motion. That order was affirmed on appeal by the Third Circuit Court of Appeals in February 1995.



Pending Litigation

     On January 10, 1995, the Company received a Complaint naming it as a defendant in an action captioned Reeves V. Circa Pharmaceuticals, Inc., No. 94-436678 (Circuit Court, Wayne County, Michigan). The Complaint purports to be brought by Leila Reeves individually, and as a class action on behalf of all consumers of Ergoloid Mesylates. The Complaint alleges that the Company used improper procedures in the production of Ergoloid Mesylates, and falsified records in connection therewith, and that between 1987 and 1991, plaintiff purchased and used Ergoloid Mesylates manufactured by the Company. The Complaint further alleges that Ergoloid Mesylates was sold as a drug to facilitate proper mentation, but did not assist the plaintiff's mentation, and purports to allege causes of action in fraud and deceit, violation of the Michigan Consumer Protection Act, and breaches of various warranties. This action is in the early stages of discovery.




Contingencies

     Certain product liability claims have been filed against the Company relating to products sold prior to the cessation of sales by the Company in February 1990.

     As of December 31, 1993, the Company has provided an allowance for the estimated cost of pending litigation. Based upon information it presently possesses, the Company believes that the outcome of these cases will not have a material adverse effect on the Company's consolidated financial position or future operations.


ITEM 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders for the fourth quarter of the Company's fiscal year ended December 31, 1994.



PART II


 ITEM 5.    Market for Registrant's Common Stock and Related
Stockholder Matters

The information required by Item 5 is hereby incorporated by reference to the accompanying Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 6.    Selected Financial Data

     The information required by Item 6 is hereby incorporated by reference to the accompanying Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 7.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to the accompanying Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 8.    Financial Statements and Supplementary Data

The information required by Item 8 is hereby incorporated by reference to the accompanying Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

PART III


ITEM 10.   Directors and Executive Officers of the Registrant

     The information required by Item 10 is hereby incorporated by reference to the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1995.


ITEM 11.   Executive Compensation

     The information required by Item 11 is hereby incorporated by reference to the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1995.


ITEM 12.   Security Ownership of Certain Beneficial Owners and
Management

      The information required by Item 12 is hereby incorporated by reference to the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1995.


ITEM 13.   Certain Relationships and Related Transactions

     The information required by Item 13 is hereby incorporated by reference to the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1995.

PART IV


ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements and the related report of Coopers & Lybrand L.L.P. dated February 7, 1995 in the 1995 Annual Report to Shareholders are herein incorporated by reference in this Form 10-K:


      Consolidated Balance Sheets as of
         December 31, 1994 and 1993
      Consolidated Statements of Operations for the years ended
        December 31, 1994, 1993 and 1992
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1994, 1993, and 1992
      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993, and 1992
      Notes to Consolidated Financial Statements
      Report of Independent Accountants


(a) 2. FINANCIAL STATEMENT SCHEDULE

             Supplemental Report of Independent Accountants
             Schedule II - Valuation and Qualifying Accounts for the years ended December 1994, 1993 and 1992


All other schedules are omitted for the reason that they are either not required, not material, or the information is shown in the consolidated financial statements or notes thereto.


(a) 3. EXHIBITS


Exhibit No.


    3.1 Certificate of Incorporation and Amendments of the Company are incorporated herein by reference to the Company's
Annual Report on Form 10-K for the year ended December 31, 1989.

    3.2 By-Laws restated as of November 1, 1991 are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    4.1 Stockholder Protection Rights Agreement is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.


   10.1 Stock Purchase Agreement by and among the Capital Stockholders of Somerset Pharmaceuticals, Inc., Mylan Laboratories, Inc. and the Company dated March 24, 1989, is incorporated herein by reference to the Company's Form 8-K dated and filed as of June 21, 1989.

   10.2 Articles of Incorporation and By-Laws of Somerset are incorporated herein by reference to the Company's Form 8-K dated and filed as of June 21, 1989.

   10.3*    Agreement between Melvin Sharoky, M.D. and the Company
dated as of April 26, 1991, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1991.

   10.4*    Amended Agreement between Melvin Sharoky, M.D. and the
Company dated as of January 19, 1993, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

   10.5     Partnership Agreement between Rhone-Poulenc Rorer
Pharmaceuticals, Inc. and the Company dated as of April 27, 1993,is incorporated herein by reference to the Company's Second Quarter
Report on Form 10-Q for the quarter ended June 30, 1993.

   10.6*    Retirement Agreement between Seymour Inkles and the
Company dated as of June 30, 1993, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1993.

   10.7*    Agreement between Thomas P. Rice and the Company dated
as of July 1, 1993, is incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1993.

   10.8*    Amended agreements between Thomas P. Rice and the
Company dated as of July 15, 1994, and November 11, 1994, are filed herein.

   10.9*    Separation and General Release agreement between
Lawrence Raisfeld and the Company dated as of June 16, 1994, is filed herein.

   10.10*    Circa Pharmaceuticals, Inc. 1990 Directors' Plan, is
incorporated herein by reference to the Company's Form S-8
Registration No. 33-53903 filed on May 27, 1994.

   10.11*    Circa Pharmaceuticals, Inc. Restated Deferred
Compensation Plan, is incorporated herein by reference to the Company's Form S-8 Registration Statement No. 37-56751 filed on
December 6, 1994.

   10.12*    Circa Pharmaceuticals, Inc. 1994 Long-Term Incentive
Plan, is incorporated herein by reference to the Company's Form S-8 Registration Statement No. 33-56751 filed on December 6, 1994.

   13.2     1994 Annual Report to Shareholders, filed herewith.

   22.1     Subsidiaries of the Company, filed herewith.

   23.1     Consent of Independent Accountants (Coopers & Lybrand
L.L.P.), filed herewith.

   23.2     Consent of Independent Accountants (Deloitte & Touche
LLP), filed herewith.

   27.1     Financial Data Schedule, filed herewith.

   28.1     Consolidated financial statements of Somerset
Pharmaceuticals, Inc. and Subsidiaries for the years ended December 31, 1994, 1993 and 1992, filed herewith.


*These items are management contracts or compensatory plans.

All other exhibits are omitted for the reason that they are either not required or not material.

(b)REPORTS ON FORM 8-K

None.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CIRCA PHARMACEUTICALS, INC.
Dated:  March 27, 1995
                                by:/s/ Melvin Sharoky, M.D.

                                MELVIN SHAROKY, M.D., President

                                Chief Executive Officer


                                by:/s/ Angelo C. Malahias

                                ANGELO C. MALAHIAS, Vice President

                                and Chief Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Melvin Sharoky, M.D.                       Date: March 27, 1995
MELVIN SHAROKY, M.D., Director


/s/ Thomas P. Rice                             Date: March 27, 1995
THOMAS P. RICE, Director


/s/ Michael Fedida                             Date: March 27, 1995
MICHAEL FEDIDA, Director


/s/ Stanley B. Grey                            Date: March 27, 1995
STANLEY B. GREY, Director



/s/ Bruce Hausman                              Date: March 27, 1995
BRUCE HAUSMAN, Director


/s/ Kenneth Siegel                             Date: March 27, 1995
KENNETH SIEGEL, Director

          SUPPLEMENTAL REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Circa
Pharmaceuticals, Inc.:


Our report on the consolidated financial statements of Circa Pharmaceuticals, Inc. as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, has been incorporated by reference in this Form 10-K from the 1994 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                         Coopers & Lybrand L.L.P.





Melville, New York
February 7, 1995
                 CIRCA PHARMACEUTICALS, INC .
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





            Balance                          Balance
            beginning                        at end
            of Year   Additions  Deductions  of Year

Allowance
for
doubtful
accounts:
12/31/94    $195,926  $209,074(a)               $405,000
12/31/93      -0-      195,926(b)                195,926
12/31/92      -0-                                  -0-


Allowance
for
inventory
on hand:
12/31/94      -0-      225,000(a)                 225,000
12/31/93   1,284,121              1,284,121(d)     - 0 -
12/31/92     933,000 1,284,121(c)   933,000(d)  1,284,121



Reserve
for
returns
of
recalled
products:
12/31/94   1,000,000                             1,000,000
12/31/93     369,861  750,000(b)    119,861(e)   1,000,000
12/31/92   3,808,926              3,439,065(f)     369,861




(a)  Represents additional allowances established in 1994.
(b)  Represents additional allowances established in 1993.
(c) Represents inventory for which FDA approval was no longer being sought and was held for sale.
(d)  Represents inventory that was destroyed.
(e)  Represents credits issued on recalled products.
(f) Represents credits issued on product returns of $1,675,879, settlements of $1,371,500 and a reversal into income of $391,686.

                         EXHIBIT INDEX

Exhibit No.


    3.1 Certificate of Incorporation and Amendments of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    3.2 By-Laws restated as of November 1, 1991 are incorporated herein by reference to the Company's
            Annual Report on Form 10-K for the year ended December
            31, 1991.

    4.1 Stockholder Protection Rights Agreement is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

   10.1 Stock Purchase Agreement by and among the Capital Stockholders of Somerset Pharmaceuticals, Inc., Mylan Laboratories, Inc. and the Company dated March 24, 1989, is incorporated herein by reference to the Company's Form 8-K dated and filed as of June 21, 1989.

   10.2 Articles of Incorporation and By-Laws of Somerset are incorporated herein by reference to the Company's Form 8-K dated and filed as of June 21, 1989.

   10.3* Agreement between Melvin Sharoky, M.D. and the Company dated as of April 26, 1991, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

   10.4* Amended Agreement between Melvin Sharoky, M.D. and the Company dated as of January 19,1993, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

   10.5 Partnership Agreement between Rhone-Poulenc Rorer Pharmaceuticals, Inc. and the Company dated as of April 27, 1993, is incorporated herein by reference to the Company's Second Quarter Report on Form 10-Q for the quarter ended June 30, 1993.

   10.6*    Retirement Agreement between Seymour Inkles and the
            Company dated as of June 30, 1993, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

   10.7* Agreement between Thomas P. Rice and the Company dated as of July 1, 1993, is incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1993.
                         EXHIBIT INDEX

Exhibit No.


   10.8*    Amended agreements between Thomas P. Rice and the
            Company dated as of July 15, 1994 and November 11,
            1994, are filed herein.

   10.9*    Separation and General Release agreement between
            Lawrence Raisfeld and the Company dated as of June 16, 1994, is filed herein.

   10.10* Circa Pharmaceuticals, Inc. 1990 Directors' Plan, is incorporated herein by reference to the Company's Form S-8 Registration No. 33-53903 filed on May 27, 1994.

   10.11*   Circa Pharmaceuticals, Inc. Restated Deferred
            Compensation Plan, is incorporated herein by reference to the Company's Form S-8 Registration Statement No.
            37-56751 filed on December 6, 1994.

   10.12*   Circa Pharmaceuticals, Inc. 1994 Long-Term Incentive
            Plan, is incorporated herein by reference to the Company's Form S-8 Registration Statement No. 33-56751 filed on December 6, 1994.

   13.2     1994 Annual Report to Shareholders, filed herewith.

   22.1     Subsidiaries of the Company, filed herewith.

   23.1     Consent of Independent Accountants (Coopers & Lybrand
            L.L.P.), filed herewith.

   23.2     Consent of Independent Accountants (Deloitte & Touche
            LLP), filed herewith.

   27.1     Financial Data Schedule, filed herewith.

   28.1     Consolidated financial statements of Somerset
            Pharmaceuticals, Inc. and Subsidiaries for the years ended December 31, 1994, 1993 and 1992, filed herewith.


*These items are management contracts or compensatory plans.

                    AMENDED AGREEMENTS
                   BETWEEN THOMAS P. RICE
                      AND THE COMPANY

                        Exhibit 10.8

        AMENDMENT TO THE JULY 1, 1993, EMPLOYMENT AGREEMENT
        BETWEEN THOMAS RICE AND CIRCA PHARMACEUTICALS, INC.


  The Employment Agreement between Thomas Rice and Circa
Pharmaceuticals, Inc. dated as of July 1, 1993 (the Agreement), for good and valuable consideration the receipt of which is acknowledged, is hereby amended as of the date stated below in the following manner:

     1.Subparagraph (a) of paragraph 4 of the Agreement is modified to read as follows:

          "An annual base salary of $200,000 subject to increases or decreases as the Board may from time to time determine;"

     2.Subparagraph (b) of paragraph 6 of the Agreement is deleted in its entirety, and there shall be no subparagraph (b) of paragraph 6 in the Agreement. Subparagraph (c) of paragraph 6 of the Agreement is modified to read as follows:

          "If the Employee's death occurs prior to the termination of this Agreement, Circa shall deliver to the Employee's estate, or such other beneficiary as the Employee may designate in his Last Will and Testament, the entire balance of the Common Stock subject to forfeiture under paragraph 4 (c) above, and such stock will no longer be subject to forfeiture."

     3. Subparagraph (b) of paragraph 8 of the Agreement is deleted in its entirety, and there shall be no subparagraph (b) of paragraph 8 in the Agreement. Subparagraph (c) of paragraph 8 of the Agreement is modified to read as follows:

          "If Circa terminates this agreement because of the Employee's Disability under this paragraph prior to the termination of this Agreement, Circa shall, at the time of such termination, deliver to the Employee the entire balance of Common Stock subject to forfeiture under paragraph 4 (c) above, and such stock will no longer be subject to forfeiture."

     4.Subparagraph (c) (iv) of paragraph 10 of the Agreement is deleted in its entirety, and in lieu thereof the following subparagraph shall be included as subparagraph (c) (iv) of paragraph 10 of the Agreement:

                      "In lieu of any further salary payments to the Employee for periods subsequent to the Date of Termination, Circa shall pay as severance to the Employee a lump sum amount equal to two and ninety-nine one-hundredths (2.99) times the Employee's Base Salary, (A) as of the Date of Termination; (B) as of the date the Change in Control occurred; or (C) during the twelve (12) months preceding the date of Termination, whichever is greatest."


     5. The amendments described above shall be effective as of the date stated below in this Amendment, and the Agreement shall not be deemed amended prior to this date. In all other respects the Agreement remains unchanged.


     Dated:  Copiague, New York
                       July 15, 1994


     Circa Pharmaceuticals, Inc.




     By:


       Melvin Sharoky, M.D.              Thomas P. Rice
       President
































             SECOND AMENDMENT TO THE JULY 1, 1993,
           EMPLOYMENT AGREEMENT BETWEEN THOMAS RICE
             AND CIRCA PHARMACEUTICALS, INC.

      The Employment Agreement between Thomas Rice and Circa Pharmaceuticals, Inc. dated as of July 1, 1993 (as amended by the first amendment thereto dated July 15, 1994, the "Agreement"), for good and valuable consideration the receipt of which is acknowledged, is hereby amended as of the date stated below in the following manner:

1. Paragraph 4 of the Agreement is amended by adding a new subparagraph (g) at the end thereof, as follows:

     "Notwithstanding anything contained in the Agreement to the contrary, if (x) the Employee terminates his of any event referred to in paragraph 10(b) below) but without the reference to there having occurred any Change in Control as such term is defined in paragraph 10(a) below) or (y) the Employee is terminated by Circa without Cause, any and all restrictions with regard to the Common Stock subject to forfeiture under paragraph 4(c) above shall be terminated and Employee shall be free to deal with such Common Stock as he may deem fit, subject only to the Securities Act of 1933, as amended; provided that, if the Employee is terminated by Circa without Cause prior to a Change in Control, then the termination of restrictions referred to in clause (y) above shall be in lieu of any other rights or alleged damages."

2. Subparagraph (c) of paragraph 6 of the Agreement is modified to read as follows:

     "Notwithstanding anything contained in this Agreement to the contrary, if the Employee should die during the term of this Agreement, any and all restrictions with regard to the Common Stock subject to forfeiture under paragraph 4(c) above shall be terminated and Employee's legal representative shall be free to deal with such Common Stock as he may deem fit, subject only to the Securities Act of 1933, as amended."

3. Subparagraph (c) of paragraph 8 of the Agreement is modified to read as follows:

       "Notwithstanding anything contained in this Agreement to the contrary, if the Employee suffers a Disability during the term of this Agreement, any and all restrictions with regard to the Common Stock subject to forfeiture under paragraph 4(c) above shall be terminated and Employee's legal representative shall be free to deal with such Common Stock as he may deem fit, subject to the Securities Act of 1933, as amended."

4. Subparagraph (c)(iii) of paragraph 10 of the Agreement is deleted in its entirety, and there shall be no subparagraph (c)
(iii) of paragraph 10 of the Agreement.

5. Subparagraph (c)(iv) of paragraph 10 of the Agreement is deleted in its entirety, and in lieu thereof the following subparagraph shall be included as subparagraph (c)(iv) of paragraph 10 of the Agreement:

     "In lieu of any further salary payments to the Employee for periods subsequent to the Date of Determination, Circa shall pay as severance to the Employee a lump sum amount equal to two and ninety-nine one-hundredths (2.99) times the Employee's "Base
Amount" within the meaning of Section 280(b)(3) of the Internal
Revenue Code of 1986, as amended."

6. Subparagraph (d) of paragraph 11 of the Agreement is deleted in its entirety, and there shall be no subparagraph (d) of paragraph 11 of the Agreement.

7. The amendments described above shall be effective as of the date stated below in this Agreement, and the Agreement shall not be deemed amended prior to this date. In all other respects the Agreement remain unchanged.

Dated:   Copiague, New York
         November 11, 1994

Circa Pharmaceuticals, Inc.




By:
Name:  Thomas P. Rice
Title:































          SEPARATION AND GENERAL RELEASE AGREEMENT
          BETWEEN LAWRENCE RAISFELD AND THE COMPANY

                        Exhibit 10.9

             SEPARATION AGREEMENT AND GENERAL RELEASE


     This Agreement is between Lawrence Raisfeld ("Mr. Raisfeld") and Circa Pharmaceuticals, Inc., its parents, affiliates, subsidiaries, shareholders, any and all current and former directors, officers, employees, agents, and contractors of these companies, and any and all employee pension or welfare benefit plans of these companies, including current and former fiduciaries, trustees and administrators of these plans (hereinafter collec-tively referred to as "Circa" or the "Company").
          WHEREAS, the Company and Mr. Raisfeld (individually a "Party" and together the "Parties") are Parties to an employment contract dated January 19, 1993, which contract terminates on January 31, 1996 (the "Contract"); and
         WHEREAS, Mr. Raisfeld has indicated his intention to resign from employment, and the Company and Mr. Raisfeld wish to enter into a separation agreement regarding his separation from employment and the rights and obligations of the Parties in connection therewith;
          NOW, THEREFORE, in consideration of the promises and the mutual covenants contained herein and for other good and valuable consideration, the adequacy of which is hereby acknowledged, the Parties agree as follows:
     Cancellation of the Contract. All provisions of the Contract, whether or not such provisions were to continue in effect after Mr. Raisfeld ceased to be employed by the Company, are canceled as of the date of this Agreement. Except for the benefits provided in this Agreement, Mr. Raisfeld waives all rights to any other payments or benefits under the Contract, and any other payments or benefits normally provided to employees of the Company; provided however, that Mr. Raisfeld's rights under any plan of the Company qualified under the Internal Revenue Code of 1986, as amended, shall be determined in accordance with the terms of that plan and his rights, if any, under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), shall be determined in accordance with such statute.
          Severance Benefits.
             Mr. Raisfeld hereby resigns from employment with the Company, effective the date hereof, and shall receive a lump sum severance payment in the amount of three hundred and thirty-seven thousand five hundred dollars ($337,500), less required withholdings, which sum represents payment for accrued and unused vacation and sick days and severance for his years of dedicated service. Such lump sum amount shall be payable by wire transfer, same day funds, as directed by Mr. Raisfeld, upon the execution of this Agreement and the expiration of the period for revoking his waiver of rights in accordance with paragraph 9(b) below and Exhibit A attached hereto.
             Mr. Raisfeld shall be eligible to receive his vested benefits under the Company's pension plan and 401(k) plan in accordance with the terms of the respective plan.
            Circa agrees to provide Mr. Raisfeld and his wife, at its sole cost and expense, coverage under its medical and dental benefits plans for the period from the date hereof until the earlier of (i) January 31, 1996 or (ii) the date Mr. Raisfeld is eligible for coverage under another medical benefits plan. Effective February 1, 1996 and for a period of up to 18 months ending on the earlier of (i) July 31, 1997, or (ii) the date Mr. Raisfeld is eligible for coverage under another medical benefits plan, the Company will provide Mr. Raisfeld, at his sole cost and expense, with continued coverage under the Company's medical and dental benefits plans in accordance with the requirements of COBRA.
          Resignation. Effective on the date hereof, Mr. Raisfeld shall resign as a director of the Company. Circa and Mr. Raisfeld mutually agree that the public announcement attached hereto as Exhibit B shall be issued by the Company concerning Mr. Raisfeld's resignation from the Company.
          Return of Property. Upon the execution of this Agreement, Mr. Raisfeld will return to the Company all property of the Company in his possession, including any fax machines or other equipment which is the property of the Company, any documents, including publications of any nature which are the sole property of the Company, any credit cards, and any other property of the Company in his possession. Mr. Raisfeld represents that he has no written confidential information, as the term "Confidential Information" is defined in paragraph 6 of this Agreement, in his possession, and, except for the property the Parties agree Mr. Raisfeld can retain as set forth on Exhibit C attached hereto, no other property of the Company of material value.
          Cooperation. Mr. Raisfeld agrees to cooperate with the Company's efforts to transfer his former duties, responsibilities and operating authority to anyone designated by the Company and to effect an orderly transition, and agrees to provide all information in his possession as may reasonably be requested by the Company with respect to matters affecting the Company and its business and affairs. In connection with the agreement to cooperate contained in this paragraph 5, Mr. Raisfeld specifically agrees that during the period from the date hereof to December 31, 1994, he will make himself reasonably available by telephone during regular business hours and upon reasonable advance notice to debrief the Company and persons designated by it and impart to the Company his knowledge regarding the Company's business and affairs. In addition, Mr. Raisfeld agrees to testify in any litigation or similar proceeding if requested to do so by the Company. The Company agrees to reimburse Mr. Raisfeld for any reasonable expenses incurred by him in connection with providing such testimony.
          Covenants of Mr. Raisfeld.
               (a)Mr. Raisfeld agrees that for a period ending two years after the date hereof (the "Restricted Term"), he will not, directly or indirectly:
                   (i) Employ, hire, engage or have a business association with any person who during any part of the preceding twelve (12) months was employed by or had a business association with Circa relating to Circa's pharmaceutical system; or

                   (ii) Solicit the employment of any such person on his own behalf or on behalf of any other business enterprise.
               (b)Mr. Raisfeld further agrees that during the Restricted Term, he will not accept employment with, or perform services for or engage in any other activity in connection with any business which is competitive with the pharmaceutical business in which Circa is then engaged. The foregoing shall not, however:
                   (i)Be applicable in the event of the liquidation of Circa; or

                   (ii)Prevent Mr. Raisfeld from purchasing, selling, owning or investing in up to one (1%) of any class of publicly traded securities.

               (c)Mr. Raisfeld recognizes and acknowledges that various kinds of confidential and proprietary information and trade secrets, including but not limited to product specifications, research and development projects, contracts and other business relationships with third parties, and lists of Circa's customers and vendors, as they may exist from time to time, are valuable, special and unique assets of Circa's business. During the Restricted Term and thereafter, Mr. Raisfeld will not disclose to any person or entity any Confidential Information (as defined below) relating to Circa, except at the request of Circa, or as required by an order of a court or government agency with jurisdiction. Mr. Raisfeld will give prompt written notice to Circa of any such requirement, or threatened requirement, by a court or government agency in order to allow Circa the opportunity to resist such a request. For the purposes of this subparagraph
6(c), "Confidential Information" shall mean any information
(including without limitation, any formula, pattern, device, plan, process or compilation of information) which (i) is, or is designed to be, used in the business of the Company (or any of its subsidiary or affiliated companies) or results from its or their research and/or development activities and/or other activities or any other proprietary information or trade secret and (ii) is private or confidential in that it is not generally known or available to the public. "Confidential Information" includes, but is not limited to: customers and customers lists (including, without limitation, the identity of customers, names, addresses, contact persons and the customer's status or needs), research and product development and related information, actual or potential business relationships between Circa and any third party, marketing plans and related information, sales plans and related information, management organization and related information (including data and other information related to members of the Board and management), operating policies and manuals, business plans and related information, financial records and related information, means of gaining access to Circa's computer data systems and related information, computer systems, software, programs and plans, information relating to litigation to which the Company is, was, or may be a party, information relating to all other business matters of the Company, or any other financial, commercial, business or technical information related to Circa unless such information has been previously disclosed to the public by Circa, or has become public knowledge other than by a breach of this Agreement. The restrictions of this paragraph apply regardless of whether such Confidential Information is in written, graphic, recorded, electronic, photographic or any machine readable form or was orally conveyed to Mr. Raisfeld.
               (d) During the Restricted Term and thereafter, Circa and Mr. Raisfeld agree not to disparage, criticize or ridicule the other, whether by way of news interviews or the expression of personal views, opinions or judgments to the news media, to the employees of Circa or to any individual or entity with whom Circa has or may have a business relationship, or otherwise.
             (e)The provisions of this paragraph 6 shall survive the termination or expiration of this Agreement.
              Remedies.
             (a)Mr. Raisfeld acknowledges that a material part of the inducement for Circa to enter into this Agreement is his covenants with respect to noncompetition, nondisclosure, nonsolicitation and no defamation set forth in paragraph 6, above.
Mr. Raisfeld agrees that if he shall breach any of those covenants, Circa shall have no further obligation to pay him any benefits otherwise payable hereunder (except as may otherwise be required at law) and shall be entitled to such other legal and equitable relief as a court shall determine.
               (b) In the event that Mr. Raisfeld shall violate any provisions of paragraph 6, above, then Mr. Raisfeld hereby agrees that Circa shall be entitled to a temporary or permanent injunction against him by any court of competent jurisdiction prohibiting him from violating such provision. In any proceeding for an injunction, Mr. Raisfeld agrees that his ability to answer in damages shall not be a bar or interposed as a defense to the granting of such temporary or permanent injunction against him.
Mr. Raisfeld further agrees that Circa will not have an adequate remedy at law in the event of any breach by him hereunder and that Circa will suffer irreparable damage and injury if he breaches any of the provisions of paragraph 6 above.
               (c) In the event that Circa shall violate any provisions of paragraph 6(d) above, then Circa agrees that Mr. Raisfeld shall be entitled to a temporary or permanent injunction against it by any court of competent jurisdiction prohibiting it from violating such provision. In any proceeding for an injunction, Circa agrees that Mr. Raisfeld will not have an adequate remedy at law in the event of any breach by it hereunder and that Mr. Raisfeld will suffer irreparable damage and injury if Circa breaches the provisions of paragraph 6(d) above.
               (d) The provisions of this paragraph 7 shall survive the termination or expiration of this Agreement.
               Company Releases, Covenants and Indemnification.
                (a) Circa hereby releases Mr. Raisfeld from all claims, charges or demands Circa may have based on his conduct and activities in the ordinary course of the Company's business as an officer, director or employee of the Company during his employment, except from any claims that may arise from claims which may be asserted after the date hereof against the Company based on his acts or omissions as an officer or employee of the Company, provided that such acts or omissions are not known to the Company on the date hereof. This release does not include, however, the Company's right to enforce the provisions of this Agreement.
          (b) Circa promises not to file, or permit to be filed on its behalf, any lawsuit, charge or complaint against Mr. Raisfeld regarding the claims released in subparagraph 8(a), above.
          (c) Circa shall indemnify Mr. Raisfeld for any claim arising out of or in connection with his service as an officer or director of the Company or any of the Company's subsidiaries or as an employee, in the same manner and to the same extent as Circa or such subsidiary, as the case may be, indemnifies its then current directors, officers or employees, as the case may be. Without limiting the foregoing, Mr. Raisfeld shall be entitled to coverage under Circa's directors' and officers' liability insurance, at any time such a policy is in effect, and to indemnification under Circa's by-laws as then in effect, in each case in the same manner as any other former officer or director of the Company, including, without limitation, indemnification for legal expenses for any litigation in which he is named as party by reason of having been an officer and director of the Company, including the Deloitte, Woods and Mills litigations, the Antitrust class action and the DLA proceedings.
          (d) Circa shall provide Mr. Raisfeld with access to such Company records as he may require in order to defend himself in, and copies of any settlement agreement entered into by Circa with respect to, any litigation against Circa in which Mr. Raisfeld is named as a party by reason of having been an officer, director or employee of the Company. In addition, Circa shall provide Mr.
Raisfeld with notice of any claim or charge against the Company in which Mr. Raisfeld is named as a party by reason of having been an officer, director or employee of the Company.
               Releases, Waiver and Covenants of Mr. Raisfeld.
               (a) Mr. Raisfeld hereby releases Circa, including, without limitation, its officers, directors and employees, from all claims, charges or demands he may have based on his employment and directorship with the Company, or based on the termination of the Contract or his resignation from the Company, including a release of any rights or claims he may have under Title VII of the Civil
Rights Act of 1964, and the Civil Rights Act of 1991, which prohibit discrimination in employment based on race, color, sex, religion, and national origin; the Americans with Disabilities Act, which prohibits discrimination based upon disability; Section 1981 of the Civil Rights Act of 1866, which prohibits discrimination based on race; Section 1985(3) of the Civil Rights Act of 1861, which prohibits conspiracies to discriminate; the Employment
Retirement Income Security Act, which prohibits discrimination with regard to benefits; any federal, state or local laws against discrimination; or any other federal, state, or local statute, or common law relating to employment.
     This includes a release by Mr. Raisfeld of any claims for wrongful discharge, breach of contract, torts or any other claims in any way related to his employment with or his resignation or separation from employment with Circa, or to the cancellation of the Contract. Mr. Raisfeld hereby waives and releases Circa from all other claims for payments or benefits, except as expressly provided in this Agreement.
     This release does not include, however, a release of Mr.
Raisfeld's rights to vested pension benefits, rights under any applicable 401(k) plan or a waiver of any rights to workers' compensation or unemployment insurance benefits or to enforce the provisions of this Agreement.
          (b) As a condition precedent to any of his rights under this Agreement, Mr. Raisfeld agrees to execute an effective waiver of his rights under the federal Age Discrimination in Employment
Act, which prohibits age discrimination in employment, under the terms and conditions of the waiver, in the form attached hereto as Exhibit A.
         (c) Mr. Raisfeld promises not to file, or permit to be filed on his behalf, any lawsuit, charge or complaint against Circa regarding the claims released in subparagraph 9(a), above. Mr.
Raisfeld also will not permit himself to be a member of any class seeking relief against the Company regarding any claims released in subparagraph 9(a). If a court rules that Mr. Raisfeld may not waive his right to file a lawsuit, charge or complaint arising from his employment with the Company, Mr. Raisfeld agrees not to accept any money damages or other relief.
     (d) Mr. Raisfeld agrees not to disclose the terms of this Agreement to anyone except his attorney, financial advisors or his immediate family (spouse, children, siblings, parents), except as may be required by law. If he does disclose the terms of this Agreement to his attorney, financial advisors or immediate family, he will advise them that they must not disclose the terms of this Agreement to anyone.
               Entire Agreement. This is the entire Agreement between the Parties with respect to Mr. Raisfeld's employment with and resignation or separation from employment with the Company and to his severance arrangement with the Company. No representations regarding the Company's relationship with, or obligation to, Mr. Raisfeld have been made, or survive, except as set forth in this Agreement. This Agreement supersedes all existing agreements, whether written or oral, between Mr. Raisfeld and the Company concerning his employment and his severance arrangement with the Company. No provision of this Agreement may be amended, modified or waived except as agreed to in writing by the Parties.
         (i) Material Breach. Mr. Raisfeld further agrees that violation by him of any paragraphs or provisions in this Agreement or an intentional violation of subparagraph 9(d) by his attorney, financial advisors or immediate family, shall be deemed a material breach of the Agreement.
          (i) Assignability. No rights or obligations under this Agreement may be assigned or transferred by Mr. Raisfeld.
          (i) Non-waiver.
               (a) In the event Mr. Raisfeld violates or purports to violate any of the provisions of this Agreement, the failure of Circa at any time to enforce any of its rights or remedies with respect thereto shall not constitute a waiver by Circa of any of its rights and remedies to enforce this Agreement either with respect to the same violation or any future violations by Mr.
Raisfeld of any of the provisions of this Agreement.
               (b) In the event Circa violates the provisions of paragraph 6(d) of this Agreement, Mr. Raisfeld's failure at any time to enforce any of his rights or remedies with respect thereto shall not constitute a waiver by Mr. Raisfeld of any of such rights and remedies either with respect to the same violation or any future violation by Circa of paragraph 6(d) of this Agreement.
              (i) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New
York without reference to the principles of conflict of laws and without regard to the state in which the violation or purported violation of this Agreement may occur.
              (i) Venue. The parties agree to submit to the jurisdiction of the United States District Court for the Southern District of New York or the Supreme Court of the State of New York,
New York County, for the purpose of any action to enforce any of the terms of this Agreement.
              (i) Survivorship. To the extent contemplated by this Agreement, the respective rights and obligations of the Parties shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.
              (i) Severability. If any provision of this Agreement is determined by a court of competent jurisdiction not to be enforceable in the manner set forth in this Agreement, the parties agree that it is their intention that such provision should be enforceable to the maximum extent possible under applicable law and that such provisions shall be reformed to make it enforceable in accordance with the intent of the parties. If any provisions of this Agreement are held to be invalid or unenforceable, such invalidation or unenforceability shall not affect the validity or enforceability of the other portions hereof.
               (i) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute the same instrument.
Mr. Raisfeld acknowledges that he has read this Agreement carefully, fully understands the meaning of the terms of this Agreement, and is signing this Agreement knowingly and voluntarily.
          Circa represents that a majority of the Board of Directors have given verbal approval to the execution of this Agreement on Circa's behalf.
         IN WITNESS WHEREOF, Mr. Raisfeld and the Company have caused this Agreement to be executed as of June 16, 1994.


June 16, 1994
                                      Lawrence Raisfeld



Subscribed and sworn to before
me this    day of        , 1994     Notary Public



June 16, 1994                      Circa Pharmaceuticals, Inc.


                                   By:



Subscribed and sworn to before
me this     day of        , 1994    Notary Public

                          EXHIBIT A


                   WAIVER AND RELEASE OF CLAIMS
         UNDER THE FEDERAL AGE DISCRIMINATION IN EMPLOYMENT ACT

        Section 7 of the federal Age Discrimination in Employment Act ("ADEA" or "the Act") requires that you be advised to consult with an attorney before you waive any claim under the Act. In addition, ADEA provides you with at least 21 days to decide whether to waive claims under the Act and seven days to revoke that waiver.

                 IN CONSIDERATION FOR THE COMPANY'S PAYMENT TO ME OF SEVERANCE UNDER THE TERMS OF THE SEPARATION AGREEMENT AND GENERAL RELEASE DATED JUNE 16, 1994 ("AGREEMENT"), I, LAWRENCE RAISFELD, AFTER A REASONABLE OPPORTUNITY TO CONSIDER THIS AGREEMENT AND TO CONSULT WITH LEGAL COUNSEL, HEREBY FOREVER WAIVE, RELEASE AND DISCHARGE CIRCA PHARMACEUTICALS, INC., AND ITS PARENTS, AFFILIATES, SUBSIDIARIES, SHAREHOLDERS, AND ANY AND ALL CURRENT AND FORMER DIRECTORS, OFFICERS, EMPLOYEES, AGENTS AND CONTRACTORS OF THESE COMPANIES, AND ANY AND ALL EMPLOYEE PENSION OR WELFARE BENEFIT PLANS OR POLICIES OF THESE COMPANIES, INCLUDING PLAN OR POLICY OF THESE COMPANIES, INCLUDING CURRENT AND FORMER FIDUCIARIES, TRUSTEES AND ADMINISTRATORS OF THESE PLANS, FROM ALL CLAIMS OR ACTIONS, WHETHER KNOWN OR UNKNOWN ARISING FROM OR IN ANY WAY RELATED TO MY EMPLOYMENT OR THE TERMINATION OF MY EMPLOYMENT FOR ANY AND ALL CLAIMS ARISING UNDER THE FEDERAL AGE DISCRIMINATION IN EMPLOYMENT ACT OR ANY CLAIM FOR ATTORNEYS' FEES, COSTS OR DISBURSEMENTS. FURTHER, I AGREE TO BRING NO ACTION, CHARGE, SUIT OR OTHER PROCEEDING BASED ON ANY CLAIM ARISING FROM OR IN ANY WAY RELATED TO MY EMPLOYMENT OR THE TERMINATION THEREOF.

        In addition, by signing below I acknowledge that I have been advised that I have 21 days to waive any claim under ADEA and seven days to revoke that waiver.


Agreed:



____________________________
    Lawrence Raisfeld

Date:_______________________







                            EXHIBIT B




Public Announcement of Mr. Raisfeld's Resignation



                            EXHIBIT C



Company Property to be Retained by Mr. Raisfeld

MacIntosh II Si
MacIntosh Image Writer
Hayes Modem
Compac ProLinea with Monitor
Epson Fx-850 Printer
Canon fax-80
Oldsmobile Wagon 1985

      TO WHOM IT MAY CONCERN:
        Please be advised that I hereby resign, effective immediately, as Vice-President, Financial Affairs and member of the Board of Directors of Circa Pharmaceutical, Inc.


                                   ___________________________
                                        LAWRENCE RAISFELD


Dated:  ____________, 1994
   Copiague, New York

          TO WHOM IT MAY CONCERN:
          Please be advised that I hereby resign, effective immediately, as an officer and director of American Triumvirate
Insurance Company


                                  ___________________________
                                      LAWRENCE RAISFELD


Dated:  ____________, 1994
       Copiague, New York

             1994 ANNUAL REPORT TO SHAREHOLDERS

                         EXHIBIT 13.2





























































                  CIRCA PHARMACEUTICALS, INC.

                      1994 ANNUAL REPORT




































                  CIRCA PHARMACEUTICALS, INC.
                    SELECTED FINANCIAL DATA


Statements of Operations

                     Years ended December 31,

            1994        1993       1992      1991       1990

Net
sales
      $ 7,801,481  $3,291,280  $  89,015  $1,321,649  $15,567,784

Net income
 (loss)
       17,259,045   8,395,248 (9,684,860) (56,777,340) (27,423,841)

Net income
 (loss)
  per share*   .79        .38        (.44)    (2.62)     (1.28)

Cash dividends
  per share**                                               .04


Balance Sheets                   December 31,

            1994       1993       1992      1991       1990

Current
  assets
      $57,656,175  $47,828,864 $41,134,525 $28,528,357 $94,188,048

Current
  liabilities
        6,218,615   13,011,998  18,140,466  12,167,962  29,034,737

Working
 capital
       51,437,560    34,816,866  22,994,059  16,360,395  65,153,311

Total
 assets
      103,857,032   102,409,285  99,301,982  98,332,541 151,944,389

Shareholders'
 equity
       82,001,343    64,030,612  58,112,834  65,457,906 121,305,483

* Net income (loss) per share is computed based on the weighted average number of shares outstanding.
** The Company has not declared a dividend since 1990.

                    CIRCA PHARMACEUTICALS, INC.
                      LETTER TO SHAREHOLDERS

Dear Shareholders,

Success in the healthcare industry, in the next few years and into the next century, will require companies to reevaluate goals and objectives much more frequently than they have done in the past.
In our industry, the changes are dramatic and occurring so quickly that mission statements and long-range plans can become obsolete overnight. Management must have the courage to respond rapidly and take advantage of opportunities that, by nature, surface with changing environments.

In this era of real-time information, and just-in-time manufacturing, reaction time will determine the winners. The great hockey players are above the rest of the field because they skate to where the hockey puck will be, not where it is now. Being able to categorize a company as generic, proprietary, or consumer-oriented may be comfortable, but will not guarantee success, and may allow opportunities outside the "defined" business to be overlooked. The ongoing consolidations have resulted in a new playing field. We will grow and prosper by aggressively and quickly seeking opportunities without predetermined boundaries and considering all possible strategic alliances.

In my 1993 letter to shareholders, I promised we would continue to diversify, and in 1994, we moved forward with that plan. Our first drug approval since 1989 occurred on November 23, 1994, for glipizide, based on an Abbreviated New Drug Application (ANDA). This approval validated our facility as being in compliance with current Good Manufacturing Practices (cGMP) and was a result of our staff's dedicated efforts. We shipped the product to our customers on the same day we received the approval letter, the day before Thanksgiving, because we knew that in order to be competitive we could not afford complacency. We view the approval and the sales it will generate as a "shot in the arm." It did not make us a generic pharmaceutical company. It is one small part of an entire program of diversification.

In November of 1994, we also filed a New Drug Application (NDA) for a well-known and frequently-used cardiovascular agent. This proprietary product has a new strength and dosage form and should receive three years of exclusivity if approved. We hope this agent will fill a need for patients and be well received once approval is obtained. Although a proprietary product, it alone does not make us a proprietary company.

In 1994, we filed an application with the FDA for a nicotine gum. We believe that smoking cessation is an area of important health concern. We believe an alternative to the currently marketed product should exist. We will be pursuing the registration of this product in other countries over the next several years. We have worked for over four years on gum technology, and are committed to
                  CIRCA PHARMACEUTICALS, INC.
                     LETTER TO SHAREHOLDERS

the delivery of a number of pharmaceuticals through this process, both as over-the-counter and prescription products. We have also submitted an application to obtain a patent for a process that describes a dissolvable chewable dosage form. In our research and development program we have shifted our emphasis to more difficult and more technology-driven products, specifically sustained-release. In an effort to enter the race for the sustained-release opportunity with commitment, we purchased a 7.5% equity position in Andrx Corporation for $6 million. Additionally, the Company and Andrx entered into a joint venture (Ancirc) to develop six products utilizing Andrx's sustained-release technology.

We initially considered contract manufacturing in an effort to cover overhead while we awaited the lengthy research, development, and approval process for pharmaceuticals of our own. We quickly realized that pharmaceutical services, represented by product development, regulatory affairs, analytical services, manufacturing, and packaging, appeared to be a viable business opportunity. Companies are increasingly outsourcing these functions, and we are positioning ourselves through an all-out effort in 1995 to service the industry.

Somerset, our 50% owned joint venture with another pharmaceutical company, had another record year in sales, generating $125 million in net sales, which resulted in $25 million in earnings and $21 million in cash to Circa. We anticipate another good year in 1995 for the sales of Eldepryl, a treatment for Parkinson's disease, as progress is made in the clinical development program for the Eldepryl patch for new indications, as well as the development program for ipriflavone, indicated for osteoporosis. We believe the opportunity at Somerset goes well beyond the current Eldepryl tablet, and we expect Somerset's pipeline to have a significant impact on Circa for years to come.

Dilacor XR, the once-a-day calcium antagonist marketed by Rhone-Poulenc Rorer, Inc., had net sales of $120 million in 1994 which generated a royalty to Circa of $1.2 million. Our royalty on net sales increased from one percent in 1994 to twenty percent on January 1, 1995 through 1996, and increases to twenty-two percent of net sales in 1997 through the year 2000. Although the product loses exclusivity on May 29, 1995, at this time we are unaware of any pending generic applications.

                  CIRCA PHARMACEUTICALS, INC.
                     LETTER TO SHAREHOLDERS

We ended the year with a strong balance sheet, with cash and marketable securities of $50 million. We generated a net income of $17 million for 1994, and ranked fifth on the American Stock Exchange for return to investors, recording a 90% return in stock price from December 31, 1993 to December 31, 1994. We have emerged from our past in a full sprint and will seek out opportunities wherever they may be, in an effort to continue to deliver quality products and increasing profitability.

Yours truly,
Melvin Sharoky, M.D.
President and Chief Executive Officer

                   CIRCA PHARMACEUTICALS, INC.

    During 1994, Circa Pharmaceuticals, Inc. proceeded with its plan to diversify into various areas of the healthcare industry. Management sought opportunities that would build on the Company's experience as a manufacturer of pharmaceutical products, as well as take advantage of the dramatic changes occurring in the healthcare field. It is important to recognize that during the process of the Company's diversification, classical definitions of the pharmaceutical industry such as generic, proprietary, or consumer-oriented business operations will no longer apply. Circa is a company that delivers quality products and services, and is oriented towards increasing profitability.

     The Company's future success will derive from the foundation offered by a strong balance sheet, manufacturing facilities in full compliance with current Good Manufacturing Practices (cGMP), pharmaceutical services, diversified strategic partnerships for niche products, novel methods of drug delivery, and a team of trained and responsive personnel.


Circa's Financial Resources Offer Opportunities for Growth

     Circa's financial resources include a strong balance sheet, a 50% interest in Somerset Pharmaceuticals, Inc. (Somerset), and a royalty stream from the sales of Dilacor XR.

     Circa's balance sheet includes cash and marketable securities of approximately $50 million, working capital of $51 million and shareholders' equity of $82 million with no long-term debt.

     Circa's 50% interest in Somerset, which manufactures and markets Eldepryl for the treatment of Parkinson's disease, provided $25 million in earnings in 1994, $24 million in 1993 and $21 million in 1992. Exclusivity expires for the Eldepryl tablet in June of 1996; however, Somerset is committed to the development
of other products.   Somerset continues with its development
program for the Eldepryl patch. During 1995, phase II clinical studies are being conducted on the patch for multiple neurological disorders. Somerset is also developing ipriflavone, a product for the treatment of osteoporosis. Ipriflavone is currently marketed in Japan, Italy, Hungary, and Argentina. An Investigational New Drug Application (IND) was filed in January 1995 for this product. It is expected that Somerset's research and development pipeline will have a significant impact on Circa for many years.

     Another positive contribution to Circa is the royalty stream generated from the sales of Dilacor XR, a treatment for hypertension and angina, which is marketed by Rhone-Poulenc Rorer, Inc. (RPR). Circa's royalty from the sales of Dilacor XR increased from 1% in 1994 to 20% on January 1, 1995. The Dilacor XR product loses exclusivity in May of 1995; however, at this time we are unaware of any pending generic applications. In February 1995, RPR
                 CIRCA PHARMACEUTICALS, INC.

announced that the U.S. International Trade Commission (ITC) rejected a patent claim filed by Marion Merrell Dow, Inc. (MMD) and Tanabe Seiyaku Company, Ltd. (Tanabe) concerning diltiazem hydrochloride. The ITC ruling supports RPR's original position that Dilacor XR does not infringe the MMD/Tanabe patent under any circumstances.

     With these financial resources, in addition to the income provided by the recent approval of glipizide, Circa can vigorously pursue strategic partnerships and acquisitions that will enable it to complement our existing capabilities.


Generic and Proprietary Product Development

     Among the most exciting developments of 1994 was the Food and Drug Administration (FDA) approval of our Abbreviated New Drug Application (ANDA) for glipizide, a treatment for non-insulin-dependent diabetes (Type II diabetes). Glipizide is the generic version of Glucotrol. The market for the brand name and generic products has been estimated at $200 million annually. There can be no assurance that the sale of glipizide will contribute materially to the Company's future operating results. While this approval does not indicate that we are a generic pharmaceutical company, it does signify that our diligence and commitment in rehabilitating Circa over the past several years has met with success, and that approvals of generic products will be one aspect of our operations.

     The Company has evaluated the generic industry and the narrowing margins of generic commodity products. Therefore, a number of products in our development program have been eliminated. The Company has shifted its efforts to more technology driven products, such as sustained-release dosage forms and chewing gum technology.

     In November 1994, Circa filed a New Drug Application (NDA) for a widely-used cardiovascular agent, seeking approval for a new strength and dosage form of this product. This agent is expected to receive three years of exclusivity, and will be manufactured at our Copiague facility if approved. This product is an example of the Company's strategy for targeting unique products and technologies that will face less competition.


Circa's Manufacturing and Personnel Resources Offer Myriad Services to Customers

     Circa's manufacturing facilities are currently utilized to manufacture products for both Circa and others in the pharmaceutical industry. In an effort to cover Circa's overhead, contract manufacturing has been evaluated. Since it has become
                 CIRCA PHARMACEUTICALS, INC.

evident that companies are increasingly outsourcing functions, a decision was made to enter the business of providing services to the pharmaceutical industry. Circa's manufacturing resources include a 160,000 square foot facility in Copiague, New York. In addition, Circa has a 60% interest in a 26,000 square foot microencapsulation facility in Dayton, Ohio. Both facilities, which are in full compliance with the FDA's CGMP requirements, enable Circa to provide small and large-scale contract manufacturing services to clients worldwide.

     At Copiague, Circa can provide analytical, stability, and packaging services to our customers. Our skilled staff can assist with pharmaceutical product development, as well as regulatory and quality assurance activities. We can manufacture product lines using solid dosage and gum drug-delivery systems.
The solid dosage products manufactured at Copiague include tablets, capsules, and sustained-release products. At Dayton, Circa can provide microencapsulation capabilities via a coacervation technology; roto-granulations and drying; and solvent and non-solvent based coatings.

     At these facilities, we expect to address the needs of a variety of customers in the next several years. For example, prospective customers might be companies affected by downsizing in the industry, or they might be small-to-medium size pharmaceutical or biotechnology companies without their own full-scale manufacturing facilities.

     Additionally, Circa expects to assist foreign companies requiring a manufacturing presence in the United States, as well as foreign companies needing our regulatory expertise as they prepare to meet stringent FDA guidelines.
Circa's Exploration into Novel Dosage Forms

     Success in our research efforts directed at drug delivery is demonstrated by our progress with gum-delivery technology during the past four years. The Company has been working on a number of products in this area, including over-the-counter (OTC) and prescription products. In 1994, an application was filed with the FDA for nicotine chewing gum. The Company is excited about this product and will pursue its registration in other countries over the next few years. The gum development group has also created a number of other OTC products.

     In the fourth quarter of 1994, the gum development group filed a patent application for Quick Dissolve Chewables (QDC). The group is currently evaluating three OTC products using this technology, and strategic partners will be sought to help promote this product line.



                 CIRCA PHARMACEUTICALS, INC.

Strategic Partnerships and Niche Product Development

     Circa's additional strategic partnerships include those with Andrx Corporation, Hi-Tech Pharmacal, Generics Group BV, and Packaging Concepts, Inc. These relationships demonstrate Circa's emphasis on niche products and our commitment to developing alternative dosage forms and drug-delivery systems.

     In a strategic alliance formed in 1994, Circa announced it had acquired a 7.5% equity interest in Andrx. It also announced plans to jointly develop, manufacture, and market at least six controlled-release generic pharmaceutical products with Andrx.

     The Andrx joint venture illustrates Circa's response to current trends in the pharmaceutical industry. Our agreement with Andrx will enable Circa to develop products facing less competition, in this case because they utilize a challenging delivery system. We will continue to pursue similar arrangements with other companies.

       In the agreement with Hi-Tech Pharmacal, ANDAs for five generic solutions/suspensions are being developed. Currently, one ANDA application is pending approval and two ANDA submissions are anticipated shortly. The joint venture agreement entered with Generics Group BV is for the co-development of several solid-dosage generic products and an aerosol product. An ANDA application was submitted to the FDA for one of the solid-dosage forms during the fourth quarter of 1994.

     Circa is also working jointly with Packaging Concepts to develop OTC products in aerosol, solution, foam and powder form. This collaboration has yielded a number of OTC products, including items such as Miconazole Spray Powder, which is an antifungal used to treat athlete's foot.

      With respect to any product currently being developed by the Company internally or with joint venture partners, or any product for which a NDA, IND or patent application has been filed, there can be no assurance that such applications shall be approved, or if approved, that such product will contribute materially to the Company's future operating results.

     Our diversified strategic partnerships enable us to reach a wide variety of market segments with a broad product portfolio.


Circa Prepares to Meet Market Challenges

     Success in the healthcare industry in the next few years will depend on a company's ability to respond to market pressures, demographic trends, and even governmental legislation quickly and efficiently. A company will need to have enough working capital to
                 CIRCA PHARMACEUTICALS, INC.

pursue partnerships and dedicate resources as required.

     At Circa, we not only recognize the challenges that lie ahead, we have the resources required to meet these challenges.

                 CIRCA PHARMACEUTICALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     In November 1994, the Company received its first product approval from the Food and Drug Administration (FDA) since 1989. This approval confirmed the acknowledgement by the FDA in April 1993 that the Company had been successfully rehabilitated and validated that the Copiague facility is in compliance with "current Good Manufacturing Practices".

During 1994, the Company recognized $1.2 million of royalty income, generated from the sales of Dilacor XR, which is marketed by Rhone-Poulenc Rorer, Inc. (RPR). During 1993, the Company restructured its agreement with RPR which allows Circa to earn royalties on the sales of Dilacor XR at the rate of 1% in 1994, 20% in 1995 and 1996, 22% from 1997 to 2000 and 3% thereafter. As royalties are earned, they first offset the outstanding partnership liability before providing cash flow to the Company. At December 31, 1994, the outstanding partnership liability was approximately $14 million.

      The Company has resolved virtually all of its lawsuits and believes that any remaining unsettled litigation will not have a material impact upon the Company's financial position and future operations.


RESULTS OF OPERATIONS
Year Ended December 31, 1994
      The Company reported net income of $17,259,000 for the year ended December 31, 1994, compared to net income of $8,395,000 for the year ended December 31, 1993. Income in 1994 and 1993 was primarily attributable to $25,100,000 and $23,800,000, respectively, of income from Somerset Pharmaceuticals, Inc. (Somerset), a 50% owned joint venture. The primary reasons for the increase in net income in 1994 were sales of a generic prescription product, royalty income from the sale of Dilacor XR, the absence of a loss recognized from the partnership with RPR and a gain from a settlement with a former officer. These increases were offset by a decrease in investment income, principally the sale of shares of Marsam Pharmaceuticals, Inc. ("Marsam") common stock.
     Net sales were $7,801,000 in 1994, compared to $3,291,000 in 1993, an increase of $4,510,000 or 137%. The increase resulted from the sale of glipizide which commenced immediately after the Company received approval from the FDA on November 23, 1994. Additionally, during 1994, RPR reported net sales of Dilacor XR of approximately $120 million which generated $1,200,000 of royalty income to the Company. Net sales for 1993 were attributable to sales of nitroglycerin transdermal patches. Glipizide sales and the royalties from Dilacor XR also had the effect of increasing the gross profit percentage from 23% in 1993 to 53% in 1994.
     Research and development expenses were $7,891,000 in 1994,
                 CIRCA PHARMACEUTICALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Continued)

compared to $4,983,000 in 1993, representing an increase of $2,908,000 or 58%. The primary reason for the increase was the Company's expansion of its research and development program following the rehabilitation by the FDA in April 1993. Manufacturing overhead was $3,955,000 in 1994, compared to $3,999,000 in 1993. As the Company increases its operations, including production of its own products, contract services and services to joint ventures, these costs will be absorbed into cost of sales. Selling and administrative expenses were $7,653,000 in 1994, compared to $10,595,000 in 1993, representing a decrease of $2,942,000 or 28%. The decrease was primarily attributable to a reduction in legal expenses, as a significant portion of pending litigation was resolved in 1993.


      In November 1994, the Company settled its litigation with a former President, who resigned in 1990. The former President sold all of the 528,108 shares of Circa's common stock owned by him.
The proceeds from the sale of a substantial portion of such shares, after payment of expenses and various taxes, were utilized to settle the Company's claim that his conduct damaged the Company and also to reimburse the Company for $1,331,000 in legal expenses paid on his behalf in past years. The Company recognized a gain from settlement of approximately $2,299,000.

      Investment income was $6,143,000 in 1994, compared to $18,535,000 in 1993, representing a decrease of $12,392,000. In
1994, the Company recognized gains of $3,180,000 on the sale of 302,000 shares of its investment in Marsam common stock as compared to gains of $14,491,000 on the sale of 847,000 shares in 1993.

      In 1993, the Company recognized a loss from the partnership with RPR of $7,644,000. In April 1993, the Company restructured its agreement with RPR which provides that the Company will no longer share in the profits and losses of the partnership and allows the Company to earn royalties from the sale of Dilacor XR.

      Other expenses, net were $715,000 in 1994, compared to $2,070,000 in 1993, representing a decrease of $1,355,000. The decrease is attributable to the recording of reserves on the realization of certain assets in 1993, with no such reserves recorded in 1994.

      For the year ended December 31, 1994, the Company has provided $110,000 for federal and state taxes. At December 31, 1994, the Company's net operating loss carryforward, for federal income tax purposes was approximately $77,500,000, which, if not utilized, will begin to expire in the year 2006.

                 CIRCA PHARMACEUTICALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Continued)

Year Ended December 31, 1993

     The Company reported net income of $8,395,000 for the year ended December 31, 1993, compared to a net loss of $9,685,000 for the year ended December 31, 1992. The primary reason for the increase in net income in 1993 was the increase in investment income which in 1993 included gains of $14,491,000 on the sales of shares of Marsam common stock as compared to $1,085,000 in 1992. Included in the Company's statements of operations for 1993 and 1992 were $23,800,000 and $20,600,000, respectively, of income from Somerset.

     Net sales were $3,291,000 during 1993, compared to $89,000 for 1992. The increase resulted from the sale of transdermal patches for which the Company became a distributor in January 1993.

     Research and development expenses were $4,983,000 in 1993, compared to $2,861,000 in 1992, representing an increase of $2,122,000 or 74%. The primary reason for the increase was the Company's expansion of its research and development program following the rehabilitation by the FDA in April 1993. Manufacturing overhead was $3,999,000 in 1993, compared to $3,892,000 in 1992. As the Company increases operations, these costs will be absorbed into cost of sales. Selling and administrative expenses were $10,595,000 in 1993, compared to $11,385,000 in 1992, representing a decrease of $790,000 or 7%. Included in selling and administrative expenses were legal costs of $4,000,000 in 1993 and $4,100,000 in 1992.

     The Company resolved several material lawsuits during 1993, including its alleged violation of Federal Antitrust statutes, which was settled with the Justice Department for $1,100,000. In addition, the Company settled separate actions with KV Pharmaceuticals and Barr Laboratories for an aggregate amount of $3,690,000. In September 1993, Circa received a $1,100,000 refund from a settlement fund established in 1991 for a class action lawsuit against the Company. In October 1993, the Company settled its suit against a former officer which resulted in the officer returning 367,308 shares of the Company's common stock for repayment of legal expenses incurred on his behalf as well as general damages and recorded a gain of $2,500,000 on the transaction. Income from these settlements was offset during the third and fourth quarters of 1993 by an increase in the allowance for possible future legal settlements.

     Investment income was $18,535,000 in 1993 as compared to $4,069,000 in 1992, representing an increase of $14,466,000. In 1993, the Company recognized a gain of $14,491,000 on the sale of 847,000 shares of its investment in Marsam as compared to a gain of
                CIRCA PHARMACEUTICALS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Continued)

$1,085,000 on the sale of 105,000 shares in 1992.
     In 1993, the Company recognized a loss from the partnership with RPR of $7,644,000 as compared to $15,598,000 in 1992. In
April 1993, the Company restructured its agreement with RPR effective September 1, 1993, which allows the Company to earn royalties from the sale of Dilacor XR.

     Other expenses, net were $2,070,000 in 1993, as compared to $780,000 in 1992, representing an increase of $1,290,000. The increase is attributable to the recording of reserves on the realization of certain assets in 1993.

     At December 31, 1993, the Company's net operating loss carryforward, for federal income tax purposes was approximately
$76,000,000, which, if not utilized, will begin to expire in the year 2006.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $34,800,000 at December 31, 1993 to $51,400,000 at December 31, 1994. The increase of $16,600,000 was primarily attributable to $18,000,000 and $2,900,000 of Somerset dividends and management fee, respectively, $8,000,000 on the sale of the Company's 50% interest in a joint venture, and $3,900,000 from sales of shares of Marsam common stock. These increases were offset by investments in joint ventures of $7,500,000 and working capital used for operating activities.

     At December 31, 1994, the Company had commitments of approximately $2,600,000 to third parties for research and development. The Company anticipates capital expenditures relating to its expansion into alternative delivery systems, including chewables and sustained release products. Research and development commitments and capital expenditures will be funded through current working capital. Primary sources of working capital for 1995 will continue to be dividends and management fees from Somerset. Additionally, a source of working capital in 1995 will be proceeds from the sale of the Company's products and services. The Company anticipates that its existing capital resources are sufficient to meet its requirements based on its current business plans.







                   CIRCA PHARMACEUTICALS, INC.
                   CONSOLIDATED BALANCE SHEETS

                                              December 31,

                                            1994          1993
ASSETS

Current assets:
  Cash and cash equivalents            $ 19,666,933   $  2,410,819
  Marketable securities                  30,533,630     36,182,077
  Securities held as collateral                          5,000,000
  Accounts receivable, net                3,629,728        638,242
  Inventory                               1,697,710      1,820,883
  Other current assets                    2,128,174      1,776,843

        Total current assets             57,656,175     47,828,864

Property, plant and equipment, net       12,488,120     12,535,586
Investments in joint ventures            31,824,227     29,473,160
Securities held as collateral                            9,147,156
Other assets                              1,888,510      3,424,519
                                       $103,857,032   $102,409,285

                   CIRCA PHARMACEUTICALS, INC.
                   CONSOLIDATED BALANCE SHEETS
                        (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses  $  6,218,615   $  5,102,659
Current portion of legal settlements                     7,909,339

Total current liabilities                 6,218,615     13,011,998

Deferred partnership liability           14,032,912     15,242,000
Legal settlements                                        7,603,845
Deferred income                           1,604,162      2,520,830

Commitments and contingencies
Shareholders' equity:
 Preferred stock, par value
 $.01 per share; authorized
 10,000,000 shares Common stock,
 par value $.01 per share;
 authorized 70,000,000 shares;
 issued and outstanding
 22,110,120 in 1994 and 22,083,420
 in 1993                                    221,101        220,834
Capital in excess of par value           62,825,255     62,570,547
Retained earnings                        25,745,891      8,486,846

 Less:
   Unrealized loss on
    marketable securities                 (808,542)
   Treasury stock, at
    cost; 367,308 shares                 (3,168,031)    (3,168,031)
   Unearned compensation-
    stock awards                         (2,814,331)    (4,079,584)

Total shareholders' equity               82,001,343     64,030,612

                                       $103,857,032   $102,409,285

See accompanying notes to consolidated financial statements












                     CIRCA PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Years Ended December 31,


                                1994          1993          1992

Net sales                $ 7,801,481    $3,291,280   $    89,015

Operating costs and
   expenses:

Cost of goods sold         3,629,297     2,530,630        38,497
Research & development     7,890,549     4,982,720     2,861,195
Manufacturing overhead     3,955,245     3,999,075     3,891,644
 Selling and
     administrative        7,653,303    10,595,150    11,384,847

Loss from operations     (15,326,913)  (18,816,295)  (18,087,168)
Equity in earnings of
     joint ventures       24,968,460    24,687,636    20,711,672
Gain from (provision for)
legal settlements          2,298,921    (6,296,969)
Investment income          6,143,469     8,535,100     4,068,783
Partnership loss                        (7,644,000)  (15,598,000)
Other expenses, net         (714,892)   (2,070,224)     (780,147)

Income (loss) before
    income taxes          17,369,045     8,395,248   (9,684,860)
Income taxes                 110,000

Net income (loss)        $17,259,045    $8,395,248  ($9,684,860)

Net income (loss) per share  $.79          $.38        ($.44)

Weighted average shares
    outstanding           21,725,531    22,047,209    22,152,329


See accompanying notes to consolidated financial statements













                  CIRCA PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                  Years Ended December 31,

                                1994         1993        1992


CASH FLOW FROM OPERATING ACTIVITIES


Net income (loss)            $17,259,045   $8,395,248  ($9,684,860)

Items not affecting cash:
  Depreciation                1,434,796     1,496,023   1,661,753
  Amortization of unearned
   compensation, net          1,491,191     1,470,724   2,593,581
  Amortization of
   deferred income             (916,668)    (916,668)    (916,668)
  Equity in net earnings
   of joint ventures        (20,944,863) (20,796,016) (17,193,221)
  Decrease in joint
   venture liability         (1,209,088)
  Partnership loss                         7,644,000  15,598,000
  Gain on sale of shares
   of Marsam common stock     (3,179,697)  14,490,801) (1,085,595)
  Gain on settlements with
   former officers           (2,298,921)  (3,415,531)
  Gain on sale of
   Puerto Rico facility                                  (950,000)
  Allowance for
   recalled products                          750,000  (2,271,529)
Change in assets and liabilities:
Increase in accounts
   receivable, net         (2,991,486)     (638,242)
(Increase) decrease
   in inventory                123,173      (795,507)    (322,440)
(Increase) decrease
   in other assets            (27,774)      1,062,740    (893,478)
Increase in accounts payable
   and accrued expenses       114,507      3,243,182   2,493,911
Legal settlements          (10,881,062)     (5,255,990) (6,864,201)
Decrease in income
   taxes refundable                                    8,885,357
Receipt of deferred income                             2,750,000

Cash used for
   operating activities  ($22,026,847)   ($22,246,838) ($6,199,390)






                   CIRCA PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Continued)
                                  Years Ended December 31,

                                1994         1993        1992

CASH FLOW FROM INVESTING ACTIVITIES
Dividends received
 from joint venture         $18,000,000  $17,688,078  $18,692,124

(Increase) decrease
 in marketable securities
 and securities held
 as collateral               18,297,727   (4,478,991) (20,086,764)


(Additions to) disposals
 of property, plant and
 equipment, net              (1,387,330)    (528,639)     322,645

(Increase) decrease in
 investments in joint
  ventures                   (7,517,987)     676,416      574,416

Proceeds from sale of
 shares of Marsam
 common stock                 3,869,031   16,428,074    1,325,625

Proceeds from sale
 of a joint venture           7,992,483

Payment to partnership                    (8,000,000)

Proceeds from sale of
 Puerto Rico facility                                  7,000,000

Cash provided by
 investing activities        39,253,924   21,784,938   7,828,046

Exercise of stock options        29,037       17,338     107,907
Purchase and retirement
 of stock                                   (825,000)    (86,700)

Cash provided by (used for)
 financing activities            29,037     (807,662)     21,207

Increase (decrease) in
cash and cash equivalents    17,256,114   (1,269,562)   1,649,863
Cash and cash equivalents
 at beginning of year         2,410,819    3,680,381    2,030,518

Cash and cash equivalents
 at end of year             $19,666,933  $ 2,410,819  $ 3,680,381
                   CIRCA PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Continued)


Cash paid during the year for:
Interest (imputed)            $591,448    $483,000    $236,000

Income taxes

See accompanying notes to consolidated financial statements











































                   CIRCA PHARMACEUTICALS, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Capital            Unrealized
                       Common       in excess             Loss on
                        Stock         of Par   Retained Marketable
                   Shares    Amount   Value    Earnings Securities

Balance
 December
 31, 1991     22,096,198  $220,962 $61,890,936 $9,776,458

Shares issued
 upon exercise
 of stock
 options          12,022      120      107,787
Shares issued
 to employees     55,000      550      738,825
Cancellation of
 shares
 issued to
 employees       (6,800)    (68)      (86,632)
Amortization
 of unearned
 compensation
Net loss                                      (9,684,860)


Balance
 December
 31, 1992      22,156,420  221,564  62,650,916   91,598

Shares issued
 upon exercise
 of stock
options            4,500    45         17,293
Shares issued to
 employees        400,000   4,000     2,858,500
Cancellation of
 shares
 issued to
 employees      (477,500) (4,775)   (2,956,162)
Amortization of
 unearned
 compensation
Stock settlement
 with former officer
Net income                                      8,395,248
Balance
 December
31, 1993      22,083,420  220,834   62,570,547  8,486,846



                  CIRCA PHARMACEUTICALS, INC.
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Continued)
                                    Capital             Unrealized
                        Common       in excess           Loss on
                        Stock         of Par  Retained  Marketable
                   Shares    Amount   Value   Earnings  Securities

Shares issued upon
 exercise of stock
 options            4,200    42    28,995
Shares issued to
 employees         30,000   300   325,950

Cancellation of shares
 issued to
employees          (7,500) (75)  (100,237)

Amortization of
 unearned
 compensation
Unrealized loss on
 marketable
 securities                                              ($808,542)
Net income                                  17,259,045


Balance
 December
 31, 1994   22,110,120 $ 221,101 $62,825,255 $25,745,891 ($808,542)

                CIRCA PHARMACEUTICALS, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (Continued)


                                    Unearned       Total
                       Treasury     Compensation   Shareholders'
                        Stock      Stock Awards    Equity

Balance
 December 31, 1991               ($6,430,450)  $65,457,906

Shares issued
 upon exercise
 of stock options                                 107,907
Shares issued to
 employees                         (739,375)
Cancellation of
 shares issued
 to employees                                     (86,700)
Amortization of un-
 earned compensation              2,318,581      2,318,581
Net loss                                        (9,684,860)

Balance
 December 31, 1992               (4,851,244)    58,112,834

Shares issued
 upon exercise
 of stock options                                   17,338
Shares issued to
 employees                      (2,862,500)
Cancellation of shares
 issued to employees             2,163,437         (797,500)
Amortization of
 unearned
 compensation                    1,470,723        1,470,723
Stock settlement
 with former officer ($3,168,031)                (3,168,031)
Net income                                        8,395,248

Balance
 December 31, 1993   (3,168,031) (4,079,584)     64,030,612

                  CIRCA PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Continued)

                                       Unearned          Total
                         Treasury    Compensation     Shareholders'
                          Stock      Stock Awards       Equity

Shares issued upon
 exercise of stock
 options                                                 29,037
Shares issued to
 employees                                              326,250
Cancellation of
 shares issued
 to employees                           80,249          (20,063)
Amortization
 of unearned
 compensation                        1,185,004         1,185,004
Unrealized
 loss on
 marketable
 securities                                             (808,542)

Net income                                            17,259,045

Balance
 December 31, 1994  ($3,168,031)  ($2,814,331)       $82,001,343


See accompanying notes to consolidated financial statements

                  CIRCA PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Consolidation
       The consolidated financial statements include the accounts of Circa Pharmaceuticals, Inc. and its wholly owned subsidiaries
(the "Company" or "Circa"). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents
      The Company considers money market funds and highly liquid debt instruments purchased with original maturities of three months or less, to be cash equivalents.

Marketable Securities
     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities",which is effective for fiscal years beginning after December 15, 1993. SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories; (i) held to maturity securities, (ii) trading securities and (iii) available for sale securities. The Company's marketable securities are classified as available for sale and accordingly, unrealized gains and losses are reported as a separate component of shareholders' equity. The cost related to marketable securities sold is determined utilizing the specific identification method.

Inventory
     Inventory is stated at the lower of cost or market. The cost of raw materials is determined on the specific identification method. Labor and overhead costs included in inventory are determined on the average cost basis.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Expenditures for major renewals and improvements to property and equipment are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, their cost and related accumulated depreciation are eliminated from the accounts. Any resulting gain or loss is included in the consolidated statements of operations. Depreciation is provided using the straight-line method. Estimated lives are between five and thirty-three years.

Unearned Compensation
      The Company maintains stock award plans which provide for the issuance of shares of common stock to key employees and officers.

                  CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

If the recipients of such shares leave the Company's employment prior to certain agreed upon dates, they must return some or all of the awarded shares to the Company. Unearned compensation is recorded as a separate component of shareholders' equity for the fair market value of the shares issued and such amounts are charged on a straight-line basis to selling and administrative expenses over the related vesting periods.

Income Taxes
      Provision for income taxes is based on income and expenses reported in the consolidated financial statements. Deferred income taxes result from differences in recording assets and liabilities for financial reporting and tax purposes. The Company adopted SFAS No. 109 "Accounting for Income Taxes" for the year ended December 31, 1993. The effect of adopting SFAS No. 109 in 1993 was not material to the Company's financial position.

Research and Development
      Research and development costs are expensed as incurred.

Net Income (Loss) Per Share
      Net income (loss) per share is based on the weighted average number of common shares and equivalents outstanding for each year. The effect of stock options was less than 3% of the weighted average shares outstanding in 1994 and 1993, and was antidilutive in 1992. Accordingly, all common share equivalents were excluded in earnings per share for the years ended December 31, 1994, 1993 and 1992.

Concentration of Credit Risk
      For the year ended December 31, 1994, sales to three customers were approximately 23%, 19% and 11% of net sales. For the years ended December 31, 1993 and 1992 sales to one customer were approximately 28% and 18%, respectively, of net sales. During the year ended December 31, 1994, the Company sold pharmaceuticals and related over-the-counter products primarily to distributors throughout the United States.

2. MARKETABLE SECURITIES
      Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115. The Company's marketable securities are classified as available for sale, and accordingly, the unrealized loss at December 31, 1994 was recorded as a separate component of shareholders' equity. If the Company had adopted SFAS No. 115 as of December 31, 1993, shareholders' equity would have increased by approximately $12 million. SFAS No. 115 would not have resulted in a material impact on the consolidated statement of operations for the year ended December 31, 1993.

      Prior to January 1, 1994, the Company accounted for
                   CIRCA PHAMACEUTICALS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

marketable securities under the provisions of SFAS No. 12
"Accounting for Certain Marketable Securities".  Investments in
United States government securities, municipal bonds and other investments were valued at cost. Investments in equity securities were valued at the lower of aggregate cost or market.

      At December 31, 1994 and 1993, the Company owned approximately 334,000 and 635,000 shares, respectively, of Marsam Pharmaceuticals, Inc. ("Marsam") common stock, a publicly traded company formed to develop and manufacture injectable generic pharmaceutical products. During the years ended December 31, 1994, 1993 and 1992 the Company sold approximately 302,000, 847,000 and 105,000 shares of Marsam common stock and recorded gains of approximately $3,180,000, $14,491,000 and $1,085,000 included as investment income within the consolidated statements of operations.

     Marketable securities at December 31, 1994 and 1993 are summarized as follows:
                                            December 31, 1994
                                                        UNREALIZED
                                            MARKET       HOLDING
                                COST        VALUE      GAIN (LOSS)

Fixed income securities      $25,931,312  $23,321,036  ($2,610,276)
Equity securities              4,648,296    3,876,794     (771,502)
Marsam                           762,564    3,335,800    2,573,236
                             $31,342,172  $30,533,630  ($  808,542)


                                            December 31, 1993


                               CARRYING                MARKET
                                 VALUE                 VALUE

Fixed income securities       $17,654,441            $17,790,301
Equity securities               17,075,761            17,075,761
Marsam                          1,451,875             13,652,500

                              $36,182,077            $48,518,562


      As of December 31, 1994, gross unrealized gains and losses on fixed income securities were $21,856 and $2,632,132, respectively. As of December 31, 1994, excluding Marsam common stock, gross unrealized gains and losses on equity securities were $74,820 and $846,322, respectively.



                   CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

      At December 31, 1994 maturity dates on fixed income securities ranged from 1995 to 2024.

      As of December 31, 1993, marketable securities with an aggregate cost of $14,147,156 and aggregate market value of $14,286,836 were classified as securities held as collateral, pursuant to the provisions of two prior and then outstanding legal settlements.


3. INVENTORY
      Components of inventory are summarized as follows:

                                             December 31,
                                      1994            1993
Raw materials                     $  152,434      $  132,841
Work in process                      268,223          67,207
Finished goods                     1,277,053       1,620,835
                                  $1,697,710      $1,820,883


4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are summarized as follows:



                                             December 31,

                                      1994            1993

Land                             $  1,049,189    $  1,049,189
Buildings                          12,612,158      12,434,245
Vehicles                               92,836          92,836
Machinery and equipment            14,593,506      13,496,285
Furniture and fixtures              1,784,514       1,672,318
                                   30,132,203      28,744,873
Less, accumulated depreciation    (17,644,083)    (16,209,287)
                                 $ 12,488,120   $  12,535,586


5. INVESTMENTS IN JOINT VENTURES
Somerset Pharmaceuticals, Inc. ("Somerset")
      In June 1989, the Company acquired a 50% interest in the outstanding common stock of Somerset following their approval from the Food and Drug Administration ("FDA") to market the product Eldepryl. Sales of this product, which is used in the treatment of Parkinson's Disease, commenced in August 1989. The Company utilizes the equity method of accounting for its investment in Somerset.

                    CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

      The Company has recognized income from Somerset of approximately $25,089,000, $23,787,000 and $20,563,000 for the
years ended December 31, 1994, 1993 and 1992, respectively. Income includes 50% of Somerset's earnings, ongoing management fees, and amortization of deferred income, offset by amortization of goodwill. At December 31, 1994 and 1993, the remaining excess cost of this investment over its net assets was $9,411,000 and $10,400,000, respectively, which is being amortized on a straight-line basis over fifteen years.

     Condensed balance sheets and statements of operations information of Somerset is as follows:

                                           December 31,
                                         1994              1993
Current assets                       $ 48,770,000       $35,248,000
Non-current assets                      6,380,000         6,165,000
Total assets                         $ 55,150,000       $41,413,000

Current liabilities                   $29,211,000       $23,417,000
Non-current liabilities                   292,000           458,000
Shareholders' equity                   25,647,000        17,538,000
Total liabilities and equity         $ 55,150,000       $41,413,000


                                    Years Ended December 31,
                                1994        1993          1992
Net revenues               $124,566,000  $118,998,000  $104,071,000
Costs and expenses         $ 59,557,000   $55,825,000   $47,266,000
Income taxes               $ 20,900,000   $21,408,000   $20,736,000
Net income                 $ 44,109,000   $41,765,000   $36,069,000



American Triumvirate Insurance Company ("ATIC")
     Prior to December 21, 1994, the Company had a 50% ownership with another pharmaceutical company in ATIC, a captive insurance company, which underwrote product liability insurance policies for each of the companies and Somerset. This investment was being accounted for utilizing the equity method. The Company recognized $759,000, $901,000 and $848,000 for the years ended December 31,
1994, 1993 and 1992, respectively, as its equity in ATIC's earnings.

      On December 21, 1994, the Company sold its 50% interest in ATIC to the other owner for a selling price valued at 50% of ATIC's shareholders' equity at December 31, 1994 or $8,166,000. The Company received $7,992,000 in cash and established a receivable for $174,000. For financial reporting purposes, the sale of ATIC did not result in a gain or loss to the Company.
                    CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

Andrx Corporation ("Andrx")
     In July 1994, the Company acquired a 7.5% interest in Andrx
for $6,000,000. In   addition, the Company may acquire a further
interest by exercise of certain warrants. The Company utilizes the cost method to account for its investment in Andrx. The Company and Andrx also entered into a joint venture ("Ancirc"), which will develop generic pharmaceuticals for worldwide markets utilizing Andrx's controlled-release technology. Within Ancirc, Andrx will be responsible for continuing development of the products, and marketing and sales upon approval. Circa will manufacture the controlled-release products and be responsible for regulatory services. Andrx and Circa will be responsible for sixty and forty percent, respectively, of all future costs to develop, manufacture and market the products with the same percentages applicable to the sharing of income from the joint venture. Circa made an initial equity contribution into Ancirc of $200,000 and utilizes the equity method to account for this joint venture. For the year ended December 31, 1994, Circa recorded $220,000 as its equity in Ancirc's loss.

BQ Pharmaceutical Realty Co., Inc. ("BQ")
      Circa holds a 60% equity interest in a company that owns a facility designed to produce sustained-release products. The Company's net investment of $2,616,000 as of December 31, 1994 and 1993 is being accounted for using the equity method as neither company controls BQ due to equal representation on its board of directors.

COMBINED RESULTS FOR UNCONSOLIDATED INVESTMENTS IN JOINT VENTURES
          The following aggregate information is provided for unconsolidated investments in joint ventures accounted for utilizing the equity method:

                                         December 31,
                                    1994              1993

Current assets                  $49,473,000        $50,735,000
Non-current assets                6,516,000          6,165,000
Total assets                    $55,989,000        $56,900,000



Current liabilities            $30,201,000         $24,000,000
Non-current liabilities            292,000             458,000
Shareholders' equity            25,496,000          32,442,000
Total liabilities and equity   $55,989,000         $56,900,000

                   CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

                                 Years Ended December 31,
                            1994           1993           1992

Net revenues             $126,726,000   $121,202,000   $106,210,000
Gross profit             $109,979,000   $107,158,000    $93,539,000
Net income               $ 44,409,000   $ 43,567,000    $37,766,000


6. PARTNERSHIP WITH RHONE-POULENC RORER, INC. ("RPR")

      In July 1989, the Company and RPR formed a partnership to develop and market a pharmaceutical product used in the treatment of hypertension. Dilacor XR was launched by RPR during 1992. Circa's share of the partnership's loss for the years ended December 31, 1993 and 1992 was $7,644,000 and $15,598,000,
respectively. The partnership agreement was amended in April 1993, such that after September 1, 1993 the Company's financial participation would be to earn a royalty from the future sales of the branded product, Dilacor XR. For the year ended December 31, 1994, the Company earned a royalty of 1% on the net sales of Dilacor XR which will increase to 20% for the years ending December 31, 1995 and 1996, 22% for the years ending December 31, 1997 through 2000 and 3% thereafter. Royalties are initially applied to repay the Company's partnership liability to RPR. On September 1, 1993, the Company made the only required payment to RPR of $8,000,000. For the year ended December 31, 1994 the Company earned royalties of $1,209,000 which are included in net sales in the consolidated statements of operations. Additionally, the partnership agreement provides for the partnership to develop a generic version of Dilacor XR to be launched as the partners consider appropriate. The profits and losses from the sale of the generic product are to be shared equally by the Company and RPR.

7. INCOME TAXES

      Effective January 1, 1993, the Company adopted SFAS No. 109. There was no effect on the Company's financial position as of December 31, 1993 related to the adoption of SFAS No. 109 as the Company established a valuation allowance for the amount of the deferred tax asset at January 1, 1993 of $36,000,000. The principal deferred tax asset was approximately $71,000,000 of net operating loss carryforward for federal income taxes which will expire beginning in 2006.

      For the year ended December 31, 1994, the Company provided $110,000 for federal alternative minimum taxes and state taxes. The Company's income before taxes of approximately $17,400,000 was reduced to a federal operating loss of $1,500,000 primarily due to non-taxable joint venture income of $19,200,000, attributable to the federal dividend exclusion. The Company's taxable income was
                     CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

additionally reduced by deductible expenses for tax purposes of $4,000,000 which was offset by not currently deductible allowances of $1,300,000 and a taxable gain on the sale of ATIC of $3,000,000.

      For the year ended December 31, 1993, the Company was not required to provide for federal or state taxes. The Company's net income of approximately $8,400,000 was reduced to a federal net operating loss of $5,000,000 primarily due to non-taxable joint venture income of $19,300,000, attributable to the federal dividend exclusion. The Company's taxable income was additionally reduced by deductible expenses for tax purposes of $3,300,000 which was offset by not currently deductible allowances of $9,200,000.

      For the year ended December 31, 1992, the Company was not required to provide for federal or state taxes due to its net operating loss.

     Deferred taxes arise due to differences in the basis of assets and liabilities for financial reporting and income tax purposes.
The significant components of net deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                       Years ended December 31,
                                          1994           1993
Operating loss carryforward          $ 30,469,000    $ 29,856,000
Tax credit carryforward                 3,048,000       3,048,000
Expenses not
   currently deductible                 3,139,000       3,495,000
Other                                     744,000         401,000
Total deferred tax assets              37,400,000      36,800,000
Valuation allowance                   (37,400,000)    (36,800,000)
Net deferred tax asset                  $    0         $    0


     At December 31, 1994, the Company has a net operating loss carryforward of approximately $77,500,000 for federal income tax purposes which, if not utilized, will begin to expire in 2006. At December 31, 1994, the Company has $3,048,000 of federal tax credits available for use in future years which expire beginning in 2001.


8. COMMITMENTS AND CONTINGENCIES

Settlements

      On November 30, 1994, the Company settled its litigation with a former President, who resigned in 1990. Under the terms of the agreement, the former President, through an escrow agent, sold all of the 528,108 shares of Circa's common stock owned by him. The
                   CIRCA PHARMACEUTICALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

proceeds from the sale of a substantial portion of such shares, after payment of expenses and various taxes, were utilized to settle the Company's claim that his conduct damaged the Company and also to reimburse the Company for $1,331,000 of legal expenses paid on his behalf in past years. The Company recognized a gain on settlement of $2,298,921.

      In July 1994, the Company settled civil antitrust claims brought against it in a class action in the U.S. District Court in Maryland with respect to the sale of generic Dyazide. Under the settlement agreement, the Company paid $1,350,000 into a settlement fund for the benefit of the class of plaintiffs, and will issue $2,500,000 of coupons permitting the class of former customers to purchase products from the Company at a predetermined discount from market prices. The settlement agreement was accepted by the class of plaintiffs and implementation was approved by the court. The cost of such settlement was provided for in 1993.

      In December 1994, the Company paid its outstanding installment obligations related to two prior legal settlements with total cash disbursements of $7,560,000. The Company did not recognize a gain or loss on the settlement of the installment obligations. Marketable securities collateralizing the installment obligations were released from the trusts.

      In October 1993, the Company settled its case with the Antitrust Division of the Justice Department. The Company entered a plea of Nolo Contendere and paid a fine of $1,100,000. Also, during 1993 the Company settled actions against it by KV
Pharmaceuticals and Barr Laboratories. These separate actions were settled in the total amount of $3,690,000.

      In September 1993, Circa received a $1,100,000 refund from a settlement fund established in 1991 for a class action lawsuit against the Company. In November 1993, the Company settled its action against a former officer who returned to the Company 367,308 shares of Circa's common stock which was placed in treasury and was valued at $3,168,000 on the date of transfer to the Company. A gain of $2,500,000, net of legal expenses paid by the Company, was included within the consolidated statements of operations for this settlement. Income from these events was offset by the Company during the third and fourth quarters of 1993 by an increase in the liability for future legal settlements.

Contingencies
      Certain product liability claims have been filed against the Company relating to products sold prior to the cessation of sales by the Company in February 1990.

      As of December 31, 1993, the Company had provided an
                   CIRCA PHARMACEUTICALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

allowance for the estimated cost of pending litigation. Based upon information it presently possesses, the Company believes that the outcome of these cases will not have a material adverse effect on the Company's consolidated financial position and future operations.

Commitments
      As of December 31, 1994, the Company had commitments of approximately $2,600,000 for research and development projects to third parties, which will be expended over the next three years.


9. SHAREHOLDERS' EQUITY

Stock Award Plans
      The Company maintains a Restricted Stock Award Plan which provides for the issuance of shares of common stock to key employees which was adopted by the Board in 1984. A total of 464,000 shares of common stock were reserved for issuance under the plan. The plan provides that if recipients leave the Company's active employment prior to age 62 they must return previously awarded shares to the Company. As of December 31, 1994, there were 157,000 shares issued under this plan. In 1994, the Board of Directors elected to discontinue the issuance of awards from this plan.

      The Company maintains a Deferred Compensation Plan for the benefit of eligible key employees and officers. A total of 1,300,000 shares of common stock were reserved for issuance under the plan. If the recipients of such shares leave the Company's employment prior to certain agreed upon vesting dates, they must
return some or all of the awarded shares to the Company.    The
Company awarded 30,000, 400,000 and 55,000 shares of common stock to certain employees during the years ended December 31, 1994, 1993, and 1992, respectively. During the years ended December 31, 1994, and 1993, 7,500 and 477,500 shares, respectively, were canceled. As of December 31, 1994, 2,015,000 shares were issued, 830,000 shares were canceled and 115,000 shares were available for future issuance.

Stock Option Plans

      At the 1994 Annual Meeting, the shareholders approved the 1994 Long-Term Incentive Plan ("1994 Incentive Plan"). A total of 1,400,000 shares of common stock were reserved for stock option grants, stock appreciation rights and stock awards to officers and selected employees. The 1994 Incentive Plan provides that the exercise price of each option will be 100% of the fair market value of the common stock on the date of grant. As of December 31, 1994, 537,200 options were issued, 35,000 options were forfeited and
                   CIRCA PHARMACEUTICALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

897,800 shares were available for future issuance.

     The Company maintains a Directors' Stock Option Plan ("Directors' Plan") for the benefit of directors of the Company who are not eligible to receive options under any other plan adopted by the Company. This non-qualified plan was adopted by the Board and approved by the shareholders in 1990. The Directors' Plan provides that the exercise price of each option will be 100% of the fair market value of the common stock on the date of grant and is exercisable in full on the first anniversary of the date of grant. A total of 500,000 shares of common stock were reserved for issuance under the plan. During the year ended December 31, 1994, options for 20,000 shares of the Company's common stock were issued under the plan. As of December 31, 1994, 107,500 options were issued under the plan, of which 2,500 options have been exercised and 392,500 options were available for future issuance.

      At the 1988 Annual Meeting, the shareholders approved an Incentive Compensation Plan ("1988 Plan") which provided for annual contingent awards of stock options to officers, directors and key employees to be granted only if earnings per share of the Company's common stock exceeded pre-established goals set by the Compensation Committee. The 1988 Plan provides that the exercise price of each option is no less than 100% of the fair market value of the Company's common stock at date of grant. A total of 900,000 shares of the Company's common stock are subject to options under this plan. During the year ended December 31, 1994, 26,937 options expired. As of December 31, 1994, 214,445 options were issued under the plan, of which 57,381 options have been exercised and 157,064 options were canceled. In 1994, the Board of Directors elected to discontinue the issuance of awards from this plan.

      The Company has an Employee Stock Purchase Plan ("Employee Plan") for employees other than officers, directors or key employees. The Employee Plan is intended to be a "Qualified Plan" within the meaning of Section 423 of the Internal Revenue Code. A total of 628,980 shares of the Company's common stock were reserved for purposes of this Plan. The options have a life of five years from the date of each grant and are exercisable on or before the option expiration date. During the year ended December 31, 1994, 7,300 options were issued, 4,200 were exercised and 2,500 expired. As of December 31, 1994, 151,355 options were issued under the plan, of which 98,776 options have been exercised and 35,479 options were canceled. In 1994, the Board of Directors elected to discontinue the issuance of awards from this plan.

      Other non-qualified options of 50,000 and 21,250 were issued during the years ended December 31, 1994 and 1993, respectively, and are still outstanding.

                   CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

      A summary of changes in outstanding options is summarized as follows:

                                 Number of               Option
                                Shares under            Price Per
                                  Option                 Share
Outstanding December 31, 1991    329,482            $ 2.50- 26.25
Options granted                   37,200            $ 8.88-  9.50
Options exercised                 12,022            $ 4.63- 22.25
Options expired or forfeited     230,145            $ 4.63- 22.25
Outstanding December 31, 1992    124,515            $ 2.50- 26.25
Options granted                   56,450            $ 5.75-  6.88
Options exercised                  4,500            $ 2.50-  9.50
Options expired or forfeited      26,778            $ 4.63- 26.25
Outstanding December 31, 1993    149,687            $ 2.50- 26.25
Options granted                  614,500            $10.88- 17.75
Options exercised                  4,200            $ 4.63- 11.50
Options expired or forfeited      64,437            $ 5.75- 26.25
Outstanding December 31, 1994    695,550            $ 2.50- 17.75



11.OTHER INCOME (EXPENSE)

                                         Years Ended December 31,
                                  1994         1993         1992
Imputed interest expense
  on legal settlements        ($591,448)   ($997,025)  ($1,515,016)
Gain on sale of property,
  plant and equipment           39,964                   962,160
(Increase) decrease in
  provision for
  recalled products                        (750,000)     391,686
Allowance for inventory
   obsolescence                             (481,984)    (351,000)
Other, net                     (163,408)     158,785     (267,977)
                             ($714,892) ($2,070,224)   ($780,147)













                CIRCA PHARMACEUTICALS, INC.
              REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Circa
Pharmaceuticals, Inc.,

      We have audited the accompanying consolidated balance sheets of Circa Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. (Somerset), an entity which is 50% owned by the Company. The Company's investment in Somerset constitutes 22% and 19% of consolidated total assets in 1994 and 1993, respectively. In 1994, 1993 and 1992, the Company has recorded income from Somerset of $25,089,000, $23,787,000 and $20,563,000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Somerset, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circa Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

      As discussed in notes 1 and 2, the Company changed its method of accounting for investments in marketable securities effective
January 1, 1994.

                                         Coopers & Lybrand L.L.P.
Melville, New York
February 7, 1995



                   CIRCA PHARMACEUTICALS, INC.
                      REPORT OF MANAGEMENT

To the Shareholders of Circa Pharmaceuticals, Inc.,

      Management of Circa is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles and fairly represent the transactions and financial position of the Company. The financial statements include amounts that are based on management's best estimates and judgements.

     The Company's financial statements have been audited by Coopers & Lybrand L.L.P., independent auditors, selected by the Audit Committee and approved by shareholders. Management has made available to Coopers & Lybrand L.L.P. all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

     Management of the Company has established and maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management's authorization, and the books and records accurately reflect the disposition of assets. The system of internal controls includes appropriate division of responsibility.

     The Audit Committee is composed of Directors who are not officers or employees of the Company. It meets regularly with members of management and the independent accountants to discuss the adequacy of the Company's internal controls, financial statements and the nature, extent and results of the audit effort. The independent accountants have free and direct access to the Audit Committee without the presence of management.





Melvin Sharoky, M.D.                     Angelo C. Malahias
President and                            Vice President and
Chief Executive Officer                  Chief Financial Officer














                       CIRCA PHARMACEUTICALS, INC.
                        STOCK MARKET INFORMATION

1994                            High                  Low
First Quarter                  15 1/8                 8 5/8
Second Quarter                 12 1/8                 8 3/4
Third Quarter                  15 3/8                 9 1/8
Fourth Quarter                 18 1/8                14 1/8

1993                            High                 Low
First Quarter                    9                    5 3/4
Second Quarter                  7 7/8                 4 1/8
Third Quarter                   8 7/8                 5 7/8
Fourth Quarter                 13 5/8                 8 1/4


       The common stock of Circa Pharmaceuticals, Inc. is traded on the American Stock Exchange, trading symbol: RXC.
       As of February 28, 1995, the Company had 2,269 shareholders of record. There are a significant number of beneficial owners of Circa stock whose shares are held in "street
       name."   No cash dividends have been declared by the Company
       for the fiscal years 1994 and 1993, and the Company does not intend to declare cash dividends in the foreseeable future.




























                    CIRCA PHARMACEUTICALS, INC.
                    QUARTERLY DATA (UNAUDITED)


                                      1994             1993
March 31st
Net sales                          $1,234,209        $357,716
Gross profit                          449,358          51,310
Net income (loss)                   3,874,480      (4,411,739)
Income (loss) per share               $.18            ($.20)

June 30th
Net sales                          $ 961,289        $837,148
Gross profit                         341,328         216,711
Net income (loss)                  2,308,590      (1,194,425)
Income (loss) per share              $.11            ($.06)

September 30th
Net sales                        $1,320,178       $1,002,833
Gross profit                        676,227          231,102
Net income                        3,598,904        6,656,877
Income per share                    $.17              $.30

December 31st
Net sales                       $4,285,805       $1,093,583
Gross profit                     2,705,271          261,526
Net income                       7,477,071        7,344,535
Income per share                   $.34              $.34


























                     CIRCA PHARMACEUTICALS, INC.
                       OFFICERS OF THE COMPANY

Melvin Sharoky, M.D.
President and
Chief Executive Officer
Director

Dr. Sharoky, 44, joined the Company in 1988 as Medical Director and subsequently served as Executive Vice President, Director of Research and Development before being appointed by the Board of Directors to President and Chief Executive Officer in 1993. Prior to joining Circa, Dr. Sharoky was Senior Vice President of Contract Development for a drug research and testing organization. He currently serves on the Board of Directors of Circa and Somerset Pharmaceuticals, Inc.


Thomas P. Rice
Executive Vice President and
Chief Operating Officer
Director

Mr. Rice, 44, joined Circa in July 1993. Prior to joining Circa, Mr. Rice served as Vice President and Chief Financial Officer for a pharmaceutical research organization, and as a senior manager with Deloitte & Touche LLP. He currently serves on the Board of Directors of Circa and Somerset Pharmaceuticals, Inc.


John Botek
Vice President
Operations and Administration

Mr. Botek, 38, joined Circa in April 1994. Prior to joining Circa, Mr. Botek held senior management positions with a management and systems consulting company and a pharmaceutical research organization.


Gwen Gerrick
Corporate Secretary
Director of Investor Relations

Ms. Gerrick, 29, joined the Company in 1988 and currently serves as Corporate Secretary and Director of Investor Relations. She previously served as Assistant to the President.







                     CIRCA PHARMACEUTICALS, INC.
                       OFFICERS OF THE COMPANY
                            (Continued)


Ed Haley
Vice President
Sales and Marketing

Mr. Haley, 51, joined Circa in May 1994.  Prior to joining Circa,
Mr. Haley was Vice President of Sales with Bausch & Lomb Oral Care and held various key management positions with Colgate Palmolive
Company.


Nicholas A. LaBella, Jr.
Vice President
Director of Research and Development

Mr. LaBella, 39, joined Circa in 1989 as the Director of Regulatory Affairs, and in 1993 he became Vice President, Director of Research and Development. Prior to joining Circa, Mr. LaBella held various positions in Regulatory Affairs and Project Coordination for research based pharmaceutical organizations. He also serves on the Board of Directors of Somerset Pharmaceuticals, Inc.


Angelo C. Malahias
Vice President
and Chief Financial Officer

Mr. Malahias, 33, joined Circa in July 1994 as Controller and in
January 1995 became Vice President and Chief Financial Officer.
Prior to joining Circa, Mr. Malahias served as a senior manager with KPMG Peat Marwick LLP.


Steve Martinez
Vice President
and General Manager

Mr. Martinez, 45, joined Circa in December 1994 as General Manager and Vice President. Prior to joining Circa, he worked for eighteen years for several major drug and device manufacturers, rising to director level positions.









                      CIRCA PHARMACEUTICALS, INC.

                        BOARD OF DIRECTORS


Melvin Sharoky, M.D.
President and
Chief Executive Officer

Thomas P. Rice
Executive Vice President and
Chief Operating Officer

Michael Fedida
Registered Pharmacist
Consultant and Owner of Retail Pharmacies

Stanley Grey
Certified Public Accountant
Trustee and Treasurer, Long Island Jewish Medical Center

Bruce Hausman
Attorney
Director, Plastigone Technologies, Inc.
Honorary Trustee, Beth Israel Medical Center
Director, Daltex Medical Sciences, Inc.

Kenneth Siegel
Managing Director
Wertheim Schroder & Co., Incorporated
























                       CIRCA PHARMACEUTICALS, INC.


FORM 10-K
A copy of the Company's annual report on form 10-K filed with the Securities and Exchange Commission is available to shareholders upon request. For a copy of Form 10-K, please write to Investor
Relations.


SHAREHOLDER INFORMATION
Investor Relations
Circa Pharmaceuticals, Inc.
33 Ralph Ave.
P.O. Box 30
Copiague, NY  11726-0030
(516) 842-8383


STOCK TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
New York, New York

INDEPENDENT AUDITORS
Coopers & Lybrand L.L.P.
Melville, New York

                      SUBSIDIARIES OF THE COMPANY

                             EXHIBIT 22.1
                                                     Exhibit 22.1






                     SUBSIDIARIES OF THE COMPANY



1.  Bol, Inc. incorporated in the state of Delaware
2.  BLR Enterprises, Inc. incorporated in the state of Delaware
3.  Circasub., Inc. incorporated in the state of New York

                 CONSENT OF INDEPENDENT ACCOUNTANTS
                   (COOPERS & LYBRAND L.L.P.)

                           Exhibit 23.1

Exhibit 23.1



                  CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the Incorporation by reference of the following into the registration of Circa Pharmaceuticals, Inc. (formerly Bolar Pharmaceutical Company, Inc.) Employee Stock Purchase Plan on Form S-8 Number 2-70586, Circa Pharmaceuticals, Inc. 1990 Directors' Stock Option Plan on Form S-8 Number 33-53903 and Circa Pharmaceuticals, Inc. 1994 Long-Term Incentive Plan and Circa Pharmaceuticals, Inc. Restated Deferred Compensation Plan Number 33-56751:

1. Our report dated February 7, 1995 on our audits of the consolidated financial statements of Circa Pharmaceuticals, Inc. as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which report is included in the Company's Annual Report to Shareholders for the year ended December 31, 1994; and,

2. Our supplemental report on the financial statement schedule dated February 7, 1995 included in this Annual Report on Form 10-K for the year ended December 31, 1994.





                                        Coopers & Lybrand L.L.P.
Melville, New York
February 7, 1995

                   CONSENT OF INDEPENDENT AUDITORS
                     (DELOITTE & TOUCHE LLP)


                          Exhibit 23.2

                                                 Exhibit 23.2








                 INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements No. 2-70586, No. 33-56751, and No. 33-53903 of Circa
Pharmaceuticals, Inc. on Forms S-8 of our report dated February 3, 1995 (relating to the financial statements of Somerset Pharmaceuticals, Inc. and Subsidiaries) appearing in this Annual Report on Form 10-K of Circa Pharmaceuticals, Inc. for the year ended December 31, 1994.



Deloitte & Touche LLP



Pittsburgh, Pennsylvania
March 24, 1995

             CONSOLIDATED FINANCIAL STATEMENTS OF
         SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992

                                                     Exhibit 28.1

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 1994, 1993 and 1992, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


February 3, 1995

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES


Consolidated Balance Sheets
December 31, 1994 and 1993

Assets                             1994               1993

Current Assets:
 Cash and cash equivalents     $17,529,000        $10,281,000
 Investment securities           3,338,000          3,470,000
 Accounts receivable (net of
  allowance for doubtful
  accounts of $100,000)         20,653,000         16,095,000
 Inventories                     5,293,000          3,820,000
 Prepaid expenses and
  other current assets           1,957,000          1,582,000

  Total current assets          48,770,000         35,248,000


 Property and Equipment-Net      4,266,000          2,762,000

 Intangible Assets-Net           1,644,000          1,987,000

 Other Assets                      470,000          1,416,000

                               $55,150,000        $41,413,000

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1994 and 1993
(Continued)

                                   1994               1993
Liabilities and
Stockholders' Equity

Current Liabilities:

 Accounts payable              $   292,000       $    205,000
 Note payable                         -               253,000
 Accrued marketing costs        11,000,000          9,100,000
 Royalty payable                 5,850,000          4,780,000
 Other accrued expenses          2,833,000          2,070,000
 Accrued research and
  development                    1,901,000          2,046,000
 Income taxes payable            5,017,000          2,900,000
 Amounts due to related
  parties                        2,318,000          2,063,000

  Total current  liabilities    29,211,000         23,417,000

Deferred Revenue                   292,000            458,000





Stockholders' Equity:

 Common stock, $.01 par
  value; 13,719
  shares authorized,
  11,297 shares issued            -                   -
Retained earnings             26,099,000          17,990,000
Less treasury stock,
 644 shares at cost             (452,000)           (452,000)

 Total stockholders' equity   25,647,000          17,538,000

                             $55,150,000         $41,413,000


See notes to consolidated financial statements.







SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements Of Income
Years ended December 31, 1994, 1993 and 1992


                             1994           1993        1992

Net sales              $124,566,000   $118,998,000   $104,071,000

Costs and Expenses:
 Cost of sales           16,399,000     13,991,000     12,552,000
 Marketing               23,457,000     25,826,000     23,415,000
 Research and
  development            10,424,000      9,134,000      5,580,000
 Administrative           9,845,000      8,005,000      6,736,000

                         60,125,000     56,956,000     48,283,000

                         64,441,000     62,042,000     55,788,000

Other income                568,000      1,131,000      1,017,000

Income before            65,009,000     63,173,000     56,805,000
 income taxes
Provision for
 income taxes            20,900,000     21,408,000     20,736,000


Net income             $ 44,109,000    $41,765,000    $36,069,000

See notes to consolidated financial statements.























SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1994, 1993 and 1992


                           Common Stock     Treasury Stock
                         Shares   Amount    Shares   Amount

Balance,
 December 31, 1991      11,297    $  -        644    $(452,000)

 Accretion of the
 carrying value of
 the redeemable
 preferred stock          -          -         -         -
Dividends                 -          -         -         -
Net income                -          -         -         -

Balance,
 December 31, 1992     11,297        -        644     (452,000)

 Accretion of the
 carrying value of
 the redeemable
 preferred stock          -          -         -          -
Dividends                 -          -         -          -
Net income                -          -         -          -

Balance,
 December 31, 1993     11,297        -        644     (452,000)

 Dividends                -          -         -          -
 Net income               -          -         -          -

Balance,
 December 31, 1994     11,297      $ -        644    $(452,000)

















SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1994, 1993 and 1992
(Continued)


                             Retained          Stockholders'
                             Earnings              Equity



Balance,
 December 31, 1991         $7,900,000            $7,448,000

 Accretion of the
 carrying value of
 the redeemable
 preferred stock             (122,000)             (122,000)
Dividends                 (41,207,000)          (41,207,000)
Net income                 36,069,000            36,069,000



Balance,
 December 31, 1992          2,640,000             2,188,000

 Accretion of the
 carrying value of
 the redeemable
 preferred stock              (15,000)             (15,000)
Dividends                 (26,400,000)          (26,400,000)
Net income                 41,765,000            41,765,000


Balance,
 December 31, 1993         17,990,000            17,538,000


 Dividends                (36,000,000)          (36,000,000)
 Net income                44,109,000            44,109,000

Balance,
 December 31, 1994        $26,099,000           $25,647,000


See notes to consolidated financial statements.







SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 1994, 1993 and 1992



                                 1994        1993          1992

Cash Flows from Operating
 Activities:
 Net income                  $44,109,000  $41,765,000  $36,069,000
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and
  amortization                  587,000      285,000      229,000
  Deferred tax
  expense (benefit)             862,000     (800,000)      20,000
  Deferred revenue             (166,000)    (167,000)    (166,000)
Changes in operating
 assets and liabilities:
 Accounts receivable         (4,558,000)  (1,872,000)  (3,989,000)
 Inventories                (1,473,000)  (1,578,000)     614,000
 Prepaid expenses and
 other current assets          (375,000)     352,000     (249,000)
 Accounts payable                87,000     (227,000)  (1,121,000)
 Royalty payable              1,070,000      190,000      901,000
 Accrued marketing costs      1,900,000    1,386,000    2,074,000
 Accrued research and
 development                   (145,000)     981,000        -
 Other accrued expenses         763,000      201,000    1,338,000
 Income taxes payable         2,117,000      570,000     (177,000)
 Amounts due to related
 parties                        255,000      278,000      542,000

Net cash provided by
 operating activities        45,033,000   41,364,000    36,085,000


Cash Flows From
 Investing Activities:
 Net decrease (increase)
 in investment securities       132,000    2,006,000    (1,685,000)
 Purchase of property
 and equipment               (1,898,000)  (2,690,000)     (127,000)
 Decrease (increase) in
 other assets                   234,000     (268,000)       23,000

Net cash used in
 investing activities       $(1,532,000)   $(952,000)  $(1,789,000)


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 1994, 1993 and 1992
(Continued)


                               1994        1993          1992

Cash Flows From Financing Activities:
 Redemption of preferred
 stock                    $     -      $(1,149,000)  $ (1,149,000)
 Dividends paid on
 preferred stock                -         (176,000)       (85,000)
 Dividends paid on
 common stock             (36,000,000)  (35,200,000)  (36,300,000)
 Net (decrease)
 increase in note
 payable                     (253,000)      253,000         -

 Net cash used in
 financing activities     (36,253,000)  (36,272,000)  (37,534,000)


Net increase (decrease)
 in cash and cash
 equivalents                7,248,000     4,140,000    (3,238,000)

 Cash and cash equivalents,
 beginning of year         10,281,000     6,141,000     9,379,000

 Cash and cash equivalents,
 end of year              $17,529,000   $10,281,000    $6,141,000


Supplemental disclosures of
 cash flow information:
 Cash paid during the year for:

  Interest               $    7,000     $    5,000     $    -
  Income taxes           $17,683,000    $21,259,000    $20,992,000

Supplemental disclosure of noncash financing activities:

During 1992, the Company recorded $8,800,000 of dividends payable on common stock which had not been paid as of the end of that year.

See notes to consolidated financial statements.






SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.  PRINCIPLES OF CONSOLIDATION AND OPERATIONS

    The consolidated financial statements include the accounts of Somerset Pharmaceuticals, Inc. (the Company) and its wholly owned subsidiaries, Somerset Pharmaceuticals Holding Company and Somerset Caribe, Inc. The Company is jointly owned by Mylan Laboratories, Inc. and Circa Pharmaceuticals, Inc., with each owning 50% of all the outstanding common stock of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, incorporated in February 1986, is engaged in the development, testing and marketing of drugs to be used in the treatment of various human disorders. Currently, the Company manufactures, markets and sells Eldepryl, which is used as a treatment for Parkinson's Disease.

    The Company is party to an exclusive 14-year agreement (through November 22, 2003) with Chinoin Pharmaceutical Company (Chinoin) of Budapest, Hungary under which Eldepryl and other new potential drugs resulting from Chinoin research are made available for licensing by the Company. The license agreement requires the Company to pay royalties equal to 7% of net sales of Eldepryl including sub-license revenues. The Company incurred royalty expense of approximately $9,983,000, $8,383,000 and $8,105,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Cash and Cash Equivalents - The Company generally considers debt instruments purchased with a maturity of three months or less to be cash equivalents.

    b. Investment Securities - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards
        (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting SFAS No. 115 on the Company's financial statements was not material. During the current year, gross proceeds from sales and maturities of investments approximated $797,000 and $750,000, respectively, and realized gains or losses were not material. At December 31, 1994, the investment securities were available for sale, and there were no material unrealized gains or losses.

        At December 31, 1993, investment securities included both debt and equity instruments which were valued at the lower of cost or market with cost approximating market.

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

    c. Inventories - Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

    d. Property and Equipment - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets by the straight-line method. Estimated useful lives are five to seven years for machinery and equipment and thirty-five years for the building.

    e. Intangible Assets - Intangible assets are amortized on a straight-line basis over 14 years.

    f. Research and Development - Research and development costs are expensed as incurred.

3.  INVENTORY

    Inventory consists of the following at December 31:

                                    1994      1993

     Raw material               $4,686,000   $ 2,864,000
     Work in process               375,000       470,000
     Finished goods                232,000       486,000

     Total                      $5,293,000   $ 3,820,000

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:

                                    1994          1993

     Land                      $   300,000      $ 300,000
     Building
                                 2,067,000      1,638,000
     Machinery and equipment     2,410,000        963,000
     Furniture and fixtures         87,000         65,000

                                 4,864,000      2,966,000
     Less accumulated
      depreciation                (598,000)      (204,000)

     Property and equipment -
      net                       $4,266,000     $2,762,000

5.  SUB-LICENSE OF RIGHTS

    On February 9, 1988, the Company granted a sub-license to its exclusive right and license to use its technology to Draxis
SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

    Health Inc. (formerly Deprenyl Research Limited) to commercialize certain drugs in Canada for 15 years. The
    Company receives a royalty of 11% of Draxis Health Inc.'s net sales over the license period.

    Royalty income, less related royalty expense to Chinoin, included in other income for the years ended December 31, 1994, 1993 and 1992 was approximately $199,000, $357,000 and
    $414,000, respectively.

6.  INTANGIBLE ASSETS

    Intangible assets primarily represent the cost of a modification to the terms of the Chinoin Agreement, less accumulated amortization of $1,061,000 and $868,000 at December 31, 1994 and 1993, respectively.

7.  CO-PROMOTIONAL AGREEMENT

    Effective October 1, 1990, the Company entered into an agreement with Sandoz Pharmaceuticals Corporation (Sandoz) to co-promote the product Eldepryl. Under the terms of the agreement, the Company is required to make certain payments to Sandoz in the event sales of Eldepryl exceed certain predefined minimums. The agreement requires Sandoz, among other things, to expend, at a minimum, a predetermined amount for advertising during each year of the agreement. Once the predetermined levels of sales are exceeded, the Company is required to pay Sandoz for advertising expenditures made on behalf of the Company. After Sandoz's advertising expenses are reimbursed, any additional amounts are shared by Sandoz and the Company based upon the terms of the agreement. During 1994, 1993 and 1992, the Company expensed approximately $22,360,000, $24,260,000 and $22,321,000, respectively, pursuant to the agreement. Additionally, certain co-promotional fees paid by Sandoz at the commencement of the agreement are being recognized ratably by the Company during the term of the agreement (six years), and certain costs associated with the procurement, negotiation and execution of the agreement by the owners of the Company are being incurred by the Company in approximately the same amount.

    In December 1994, the Company amended its co-promotional agreement with Sandoz. The amended agreement eliminated certain residual period payments to Sandoz, shortened the term to March 31, 1996, eliminated certain sales force detail requirements and requires certain payments to be made to the Company if a predetermined level of sales is not achieved.

8.  NOTE PAYABLE

    On June 30, 1993, the Company entered into a one-year
SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

    $1,500,000 line of credit agreement with a bank in conjunction with the renovation of the Company's research facility. Interest on amounts drawn on the line of credit was payable monthly at the bank's prime rate (6% at December 31, 1993) less 0.25%. Pursuant to the agreement, all borrowings under this line of credit were paid off in 1994.

9.  REDEEMABLE PREFERRED STOCK

    The Class A and B redeemable preferred stock were fully redeemed during 1993.

    The Class A stock, ($.10 par value, 1,950 shares authorized and 488 shares outstanding at December 31, 1992) was carried at redemption value plus undeclared dividends.

    The Class B stock ($.10 par value, 2,850 shares authorized and issued and 661 shares outstanding at December 31, 1992) was convertible into common stock based on a conversion price set by the Board of Directors and subject to adjustment from time to time.

10. INCOME TAXES

    The Company adopted Statement of Financial Accounting Standards
    (SFAS) No. 109, "Accounting for Income Taxes" effective January 1, 1993. As permitted by SFAS No. 109, prior-year financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was not material.

    The income tax provision consists of the following for the years ended December 31:

                               1994        1993        1992

     Current tax expense:
     Federal                $15,025,000  $17,938,000 $18,540,000
     State                    4,899,000    4,124,000   2,050,000
     Foreign                    114,000      146,000     126,000

                             20,038,000   22,208,000  20,716,000

     Deferred tax expense (benefit):
     Federal                    754,000     (700,000)     20,000
     State                      108,000     (100,000)        -

                                862,000     (800,000)     20,000

     Total provision for
     income taxes           $20,900,000   $21,408,000 $20,736,000

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred taxes (which are included in "Other Assets" in the balance sheet) as of December 31, 1994 are as follows:

Deferred tax assets:
Deferred revenue                                     $110,000
Deferred compensation                                 228,000
Chargeback allowance                                  152,000
Other                                                  42,000

                                                      532,000

     Deferred tax liabilities:
     Excess of tax amortization over reporting
     amortization                                       165,000

      Net deferred tax assets                          $367,000

    The statutory federal income tax rate is reconciled to the effective tax rate as follows for the years ended December 31:

                                        1994       1993      1992

     Tax at statutory rate             35.0%     35.0%      34.0%
     State income tax (net of
      federal benefit)                  3.5       4.1        2.4
     Tax credits                       (9.9)     (7.2)       (.2)
     Tollgate tax                       3.9       2.0         -
     Other                             (.4)        -          .3

     Effective tax rate                32.1%     33.9%      36.5%

    Tax credits result principally from operations in Puerto Rico.

11. RELATED PARTY TRANSACTIONS

    The Company incurs expenses for ongoing management services and over a six year period for specific services related to the procurement, negotiation and execution of the co-promotion agreement by the owners of the Company. The Company also incurs other expenses from one or both of its owners as detailed below for the years ended December 31:






SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                  1994       1993      1992

    Management fees           $6,228,000  $5,950,000  $5,204,000
    Research and development   1,020,000     835,000     239,000
    Inventory handling and
    distribution fees            650,000     750,000     331,000
    Rent - equipment and
    facilities                 1,065,000     647,000        -
    Product liability
    insurance                    618,000     675,000    675,000

    During 1993, the Company purchased $696,000 of equipment from one of its owners.

    At December 31, 1994 and 1993 the balance of amounts due to related parties represents rent, research and development, distribution and management fees payable to the owners of the Company.

12. SIGNIFICANT CUSTOMERS

    The Company had sales to certain customers which individually exceeded 10% of net sales. Three customers represented 57% of net sales for the year ended December 31, 1994 and two customers represented 45% and 41% of net sales for the years ended December 31, 1993 and 1992, respectively.

13. COMMITMENTS

    As of December 31, 1994, the Company is committed to fund approximately $5,160,000 for various research and development studies through 1995.

14. EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution profit sharing plan covering substantially all employees. Contributions are made at the discretion of the Board of Directors. Additionally, during 1994, the Company initiated a deferred compensation plan for select key employees. Contributions are based on profitability levels for the year. During 1994, 1993 and 1992, the Company recorded expense of $755,000, $100,000 and $-0- for these plans, respectively.

                            * * * * * *