Form 10-K/A
period 1994-12-31
CIRCA PHARMACEUTICALS INC
filed 1995-05-01
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-K/A

                       AMENDMENT NO. 1 TO
                         ANNUAL REPORT


           PURSUANT TO SECTION 13 or 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                   Commission file
December 31, 1994                           number 0-8049

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirement for the past 90
days.           Yes [X]       No

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

PART III

ITEM 10.  Directors and Executive Officers of the Registrant


DIRECTORS

                          Year First       For Term
                          Elected as       Expiring     Position
                     Age  Director  Class  In           With Company

Melvin Sharoky, M.D.*  44   1992      II    1995        President
                                                          and Chief
                                                          Executive Officer

Thomas P. Rice         45   1993      I     1996        Executive
                                                          Vice President and
                                                          Chief Operating
                                                          Officer

Michael Fedida*        45   1988      I     1996          None

Stanley Grey*          71   1990      I     1996          None

Bruce Hausman, Esq.*   65   1990      II    1995          None

Kenneth Siegel*        38   1993      I     1996          None


* The Board's Audit Committee is made up of Mr. Grey, Chairperson, Mr. Fedida and Mr. Hausman. The Board's Compensation Committee is made up of Mr. Hausman, Chairperson, Mr. Fedida, Mr. Grey and Mr. Siegel. The Board's Nominating Committee is made up of Mr. Fedida, Chairperson, Dr. Sharoky, Mr. Grey and Mr. Siegel.

Melvin Sharoky, M.D.: Dr. Sharoky has served as President and Chief Executive Officer of the Company, since January 31, 1993. From August 21, 1992 to January 31, 1993, Dr. Sharoky served as Executive Vice President and Director of Research and Development of the Company, and as Senior Vice President of Research and Development of the Company from March 1991 to August 1992. From June 1988 to March 1991, Dr. Sharoky was Medical Director of the Company. Dr. Sharoky also serves on the Board of Directors of Somerset Pharmaceuticals, Inc. Circa has a 50% equity interest in Somerset Pharmaceuticals, Inc. Under the terms of the agreements entered into between the Company and Dr. Sharoky, the Company must use its best efforts to cause him to be reelected to the Board during the period of his employment with Circa.

Thomas P. Rice: Mr. Rice currently serves as Circa's Executive Vice President and Chief Operating Officer. Mr. Rice served as Circa's Executive Vice President, Chief Operating and Financial Officer from July 1, 1993 to January 30, 1995. In May 1990, Mr. Rice founded Competitive Advantage in Baltimore, Maryland, a management consulting firm which provided financial and marketing advice to international and local businesses. Mr. Rice managed Competitive Advantage until he joined Circa in July 1993. Prior to 1990, Mr. Rice served as Vice President and Chief Financial Officer of PharmaKinetics Laboratories, Inc., a pharmaceutical research and testing firm. Mr. Rice also serves on the Board of Directors of Somerset Pharmaceuticals, Inc. Circa has a 50% equity interest in Somerset Pharmaceuticals, Inc.

Michael Fedida: During the past five years, Mr. Fedida, a registered pharmacist, has served as an officer and director of several retail pharmacies wholly or partially owned by him. In addition, Mr. Fedida has acted as a consultant, without remuneration, to the Company in regard to certain marketing concepts.

Stanley Grey: Mr. Grey is a Certified Public Accountant. Prior to his retirement in September 1983, he served as the Managing Partner of the New York office of the national accounting firm of Kenneth Leventhal & Co. Mr. Grey currently serves as a consultant to companies in the real estate industry. Mr. Grey is a Trustee and the Treasurer of L.I. Jewish Medical Center.

Bruce Hausman, Esq.: Mr. Hausman served as counsel to the law firm of Eisen, Hershcopf and Schulman from August 1991 through July 1994. He has served as Principal Executive Officer (May 1992 to July 1993) and as Senior Vice President (February 1988 to May 1992) of Belding Heminway Company, Inc., a company engaged in textile and real estate businesses. He has served as a director of Plastigone Technologies, Inc., since August 1992, and as a Director and member of the executive committee of Daltex Medical Sciences, Inc., since December 1992.

Kenneth Siegel: Mr. Siegel is a Managing Director of the investment banking firm, Wertheim Schroder & Co. Incorporated. He has held various positions at Wertheim Schroder & Co. Incorporated, having joined the firm in 1982.


Executive Officers (Other Than Directors)

John Botek
Vice President
Operations and Administration

Mr. Botek, 38, joined Circa in April 1994. Prior to joining Circa, Mr. Botek served as Vice President of Information Systems at Fair Lanes, Inc., an entertainment and recreation company, from October 1991 until April 1994. Prior to 1991, Mr. Botek served as Manager of Information Systems at RWD Technologies, Inc., a management and systems consulting company.



Gwen Gerrick
Corporate Secretary
Director of Investor Relations

Ms. Gerrick, 29, joined the Company in 1988 and currently serves as Corporate Secretary and Director of Investor Relations. She previously served as Assistant to the President.

Ed Haley
Vice President
Sales and Marketing

Mr. Haley, 51, joined Circa in May 1994. Prior to joining Circa, Mr. Haley was Vice President of Sales with Bausch & Lomb Oral Care from September 1991 until May 1994. Prior to 1991, he held various key management positions with Colgate-Palmolive Company over a 22 year period.

Nicholas A. LaBella, Jr.
Vice President
Director of Research and Development

Mr. LaBella, 39, joined Circa in 1989 as the Director of Regulatory Affairs, and in 1993 he became Vice President, Director of Research and Development. Prior to joining Circa, Mr. LaBella held various positions in Regulatory Affairs and Project Coordination for research based pharmaceutical organizations. He also serves on the Board of Directors of Somerset Pharmaceuticals, Inc. Circa has a 50% equity interest in Somerset Pharmaceuticals, Inc.

Angelo C. Malahias
Vice President
and Chief Financial Officer

Mr. Malahias, 33, joined Circa in July 1994 as Controller, and in January 1995 he became Vice President and Chief Financial Officer. Prior to joining Circa, Mr. Malahias was employed at KPMG Peat Marwick LLP from August 1983 through July 1994 where he served as a senior manager from 1990 to 1994.

Steve Martinez
Vice President
and General Manager

Mr. Martinez, 45, joined Circa in December 1994 as General Manager and Vice President. Prior to joining Circa, Mr. Martinez served as Director of Operations at Dentsply International, a dental supply firm, from 1992 to December 1994. Prior to joining Dentsply, he was a plant manager at the Ortho Pharmaceutical Division of Johnson & Johnson.




ITEM 11.  Executive Compensation

The following table sets forth the remuneration paid by Circa during each of the three years in the period ended December 31, 1994 to its Chief Executive Officer and the four most highly paid executive officers serving in those roles at December 31, 1994, whose remuneration is $100,000 or more (collectively, the "Executive Officers").


                        SUMMARY COMPENSATION TABLE



                                                            Other
Name and                          Salary(1)                 Annual
Principal Position         Year     ($)         Bonus($)    Compensation($)

Melvin Sharoky, M.D.(5)    1994  299,725        125,000
  President and            1993  292,345         50,000
  Chief Executive          1992  224,243
  Officer

Thomas P. Rice(6)          1994  192,850         75,000
  Executive Vice           1993  101,403         12,000
  President and Chief
  Operating Officer

John Botek(7)              1994   99,228         30,000
  Vice President
  Operations and
  Administration

Stuart Deitel(8)           1994  117,393
  Former Vice
  President of Busi-
  ness Development

Nicholas A. LaBella,Jr.(9) 1994  163,866         15,147       107,500
  Vice President           1993  152,423         15,000
  and Director of          1992  127,412
  Research and
  Development











                      SUMMARY COMPENSATION TABLE
                              (Continued)

                                      Long-Term Compensation

                                                  Securities
                                   Restricted     Underlying
Name and                           Stock          Options/   All Other
Principal Position          Year   Awards($)      SARs(#)    Compensation($)


Melvin Sharoky, M.D.(5)     1994                              3,992(2)(3)(4)
  President and             1993   2,250,000                  3,722(2)
  Chief Executive           1992                              3,722(2)
  Officer

Thomas P. Rice(6)           1994                  75,000      2,979(2)(3)(4)
  Executive Vice            1993     612,500
  President and Chief
  Operating Officer

John Botek(7)               1994                  30,000        270(3)(4)
  Vice President
  Operations and
  Administration

Stuart Deitel(8)            1994                  30,000        270(3)(4)
  Former Vice
  President of Busi-
  ness Development

Nicholas A. LaBella,Jr.(9)  1994                 100,000        270(3)(4)
  Vice President
  and Director of
  Research and
  Development



(1) In addition to compensation, Executive Officers receive hospitalization and medical insurance. Such plans do not discriminate in favor of officers or directors of the Company and are available generally to all employees. The value of other benefits, securities or property, in the aggregate, does not exceed the lesser of $50,000 or 10% of total annual salary and bonus reported in the compensation table.

(2) The Company paid the premium on term life insurance policies for the benefit of both Dr. Sharoky and Mr. Rice. The premium for Dr. Sharoky was $3,722 in 1994, 1993 and 1992, and the premium for Mr. Rice was $2,709 in 1994.

(3) Commencing in June 1994, the Company started paying the premium on group life insurance policies for the Executive Officers. The premium paid for each Executive Officer in 1994 was $132. Prior to June 1994, the Executive Officers received group life insurance under a plan that did not discriminate in favor of the officers and directors of the Company and was available generally to all employees.

(4) Commencing in June 1994, the Company started paying the premium on long-term disability policies for the Executive Officers. The premium paid for each Executive Officer in 1994 was $138. Prior to June 1994, the Executive Officers received long-term disability benefits under a plan that did not discriminate in favor of officers and directors of the Company and were available generally to all employees.

(5) On December 9, 1992, Dr. Sharoky was elected President and Chief Executive Officer of the Company, effective January 31, 1993. On January 19, 1993, Dr. Sharoky's employment agreement, dated April 26, 1991, was modified to extend its term from April 25, 1996 to January 31, 1997, to increase his base compensation from $220,000 per year as Executive Vice President and Director of Research and Development, to $300,000 per year as President and Chief Executive Officer, and to increase the original grant of 400,000 restricted shares (which had been granted subject to the surrender of 150,000 restricted shares granted as of June 9, 1988) by 300,000 restricted shares totaling 700,000 restricted shares of common stock of the Company. Such shares are subject to forfeiture in decreasing annual increments if Dr. Sharoky voluntarily terminates his employment, or if his employment is terminated for cause, prior to January 31, 1997. The forfeiture restrictions lapsed on 100,000 shares on April 25, 1993, 100,000 shares on April 25, 1994, 100,000 shares on January 31, 1995, and 100,000 shares on
April 25, 1995. The forfeiture decreases by 100,000 shares on January 31, 1996, 100,000 shares on April 25, 1996 and 100,000 shares on January 31, 1997. The share forfeiture clause shall be terminated under certain stated conditions. If Dr. Sharoky's employment is terminated following a "change-in-control" of the Company, he may be eligible to receive severance benefits including a lump sum amount equal to approximately three times his base annual salary. Additionally, Dr. Sharoky's employment agreement provides that if, in connection with a "change-in-control", his employment is terminated "without cause" or if he terminates his employment for "good reason", his shares of restricted common stock immediately vest. The value of the 400,000 shares at date of grant was $2,200,000 and the value of the additional 300,000 shares at date of grant was $2,250,000. On December 31, 1994, Dr. Sharoky held 632,900 shares of common stock which had a value of $11,313,078. These shares are not restricted for purposes of receiving dividends.

(6) As of July 1, 1993, the Company and Mr. Rice entered into an agreement pursuant to which the Company agreed to employ Mr. Rice as Executive Vice President, Chief Operating and Financial Officer of the Company through June 30, 1998 (Mr. Rice has since become Executive Vice President and Chief Operating Officer). On July 15, 1994, Mr. Rice's employment agreement, dated July 1, 1993, was amended to increase his base compensation from $185,000 per year to $200,000 per year. Mr. Rice was granted 100,000 shares of common stock, which are conditional upon Mr. Rice not voluntarily terminating his employment, or being terminated for cause, for a five-year period commencing July 1, 1993. If such termination should occur prior to July 1, 1995, Mr. Rice would forfeit all 100,000 shares. The number of shares subject to forfeiture decreases by 25,000 on June 30, 1995 and by 25,000 on each June 30th thereafter. If Mr. Rice's employment is terminated following a "change-in-control" of the Company, he may be eligible to receive severance benefits including a lump sum amount equal to approximately three times his base annual salary. Additionally, Mr Rice's employment agreement provides that if, in connection with a "change-in-control", his employment is terminated "without cause" or if he terminates his employment for "good reason", his shares of restricted common stock immediately vest. The value of the 100,000 shares was $612,500 at date of grant. On December 31, 1994, the value of Mr. Rice's 100,000 shares was $1,787,500. These shares are not restricted for purposes of receiving dividends.

(7) John Botek joined Circa on April 6, 1994 and he currently serves as Vice President of Operations and Administration. In connection with the Watson/Circa transaction (as described under Item 12 herein), the Company and Mr. Botek have entered into a severance and separation agreement pursuant to which the Company has agreed that if, at any time during the one year period after the effective date of the Watson/Circa transaction, Mr. Botek is terminated "without cause", the Company would pay Mr. Botek nine months of his base salary in one lump sum as severance and Mr. Botek's options to purchase shares of Circa common stock would immediately vest.

(8)     Stuart Deitel was employed at the Company from December
1993 through March 31, 1995. Mr. Deitel served as Vice President of Business Development. Upon his departure, Mr. Deitel forfeited the right to an option to purchase 20,000 shares.

(9) As of April 26, 1991, the Company and Mr. LaBella entered into an agreement pursuant to which the Company agreed to employ Mr. LaBella as Director of Regulatory Affairs (Mr. LaBella has since become Vice President, Director of Research and Development) of the Company through April 25, 1996. The agreement provides, in part, that Mr. LaBella's initial base annual salary is $125,000 a year. Mr. LaBella was also granted 50,000 restricted shares of common stock conditioned upon Mr. LaBella not voluntarily terminating his employment, or being terminated for cause, for a five-year period commencing April 26, 1991. If such termination had occurred in the first two years of employment, Mr. LaBella would have forfeited all 50,000 shares. The number of shares subject to forfeiture decreased by 12,500 shares on April 25, 1993, 12,500 shares on April 25, 1994 and an additional 12,500 shares on April 25, 1995. The forfeiture decreases by 12,500 shares on April 25, 1996. The value of the 50,000 restricted shares was $193,750 at date of grant. Mr. LaBella's employment agreement provides, in part, for the immediate vesting of outstanding restricted common stock upon a "change-in-control". Mr. LaBella was granted 10,000 shares of common stock on July 15, 1994, with a value of $107,500. On December 31, 1994, Mr. LaBella held 47,551 shares of common stock which had a value of $849,974. These shares are not restricted for purposes of receiving dividends.



     The following table sets forth information with respect to options/SARS granted in fiscal year 1994 to each of the Named
Executive Officers.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                        Individual Grants                    Potential
                                                             Realizable
                                                             Value at
                 Number of     % of Total                    Assumed Rates
                 Securities    Options/SARS Exercise         of Stock Price
                 Underlying    Granted to   or Base  Expir-  Appreciation for
                 Options/SARS  Employees in Price    ation   Term
Name             Granted(#)(1) Fiscal Year ($/share) Date    5% ($)   10% ($)

Melvin Sharoky, M.D.(2)    0       0.0%

Thomas P. Rice           75,000   12.2%   12.375   7/1/04   583,693  1,479,192

John Botek(3)            30,000    4.9%   12.375   4/6/04   233,477    591,677

Stuart Deitel(4)         30,000    4.9%   12.375   3/24/04  233,477    591,677

Nicholas A. LaBella, Jr.100,000   16.3%   12.375   3/24/04  778,257  1,972,256

(1) These options were granted from the 1994 Long-Term Incentive
Plan and vest 33.33% on the first, second and third anniversary of the date of grant; however these options are subject to an accelerated vesting schedule upon a "change-in-control" as follows:


                                         Exercisable % of Options
                                         to Purchase Shares of
Length of Employment                     Common Stock


Less than 36 months                              33.33%


At least 36 months but less than 60 months       66.67%

At least 60 months                              100.00%


(2) On January 30, 1995, Dr. Sharoky was granted options to purchase 100,000 shares of common stock. These options were granted with an exercise price of $16.125 and vest over a three year period; however these options are subject to an accelerated vesting schedule upon a "change-in-control".


(3) On January 30, 1995, Mr. Botek was granted an additional option to purchase 15,000 shares of common stock. These options were granted with an exercise price of $16.125 and vest over a three year period; however these options are subject to an accelerated vesting schedule upon a "change-in-control".


(4) Mr. Deitel was employed at the Company through March 31, 1995. Upon his departure, he forfeited the right to an option to purchase 20,000 shares.


                     AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR END OPTIONS/SARS VALUES


                                                 Number of
                                                 Securities      Value of
                                                 Underlying      Unexercised
                                                 Unexercised     In-the-Money
                       Shares                    Options/SARS    Options/SARS
                       Acquired                  at FY End(#)    at FY End($)
                       on            Value       Exercisable/    Exercisable/
Name                   Exercise(#)   Realized($) Unexercisable   Unexercisable

Melvin Sharoky, M.D.       0            0             0/0              0/0

Thomas P. Rice             0            0          0/75,000         0/412,500

John Botek                 0            0          0/30,000         0/165,000

Stuart Deitel(1)           0            0          0/30,000         0/165,000

Nicholas A. LaBella, Jr.   0            0        100/100,000    1,400/550,000

(1) Mr. Deitel was employed at the Company through March 31, 1995. Upon his departure, he forfeited the right to an option to purchase 20,000 shares.


Deferred Compensation Plan

         The Company maintains a Deferred Compensation Plan for the benefit of eligible key employees and officers. A total of 1,300,000 shares were reserved for issuance under the plan. The Company awarded to certain employees 30,000 shares in 1994, 400,000 shares in 1993, and 55,000 shares in 1992. In 1994 and
1993, 7,500 and 477,500 shares, respectively, previously issued under the Deferred Compensation Plan were canceled and added back into the plan for future issuance. If the recipients of shares issued under the Deferred Compensation Plan leave the Company's employ prior to specified dates, they must return some or all of the awarded shares to the Company. Unearned compensation has been recorded for the fair market value of the shares issued and such amounts are being amortized by charges to income over the related vesting periods.


The 1994 Long-Term Incentive Plan

         The 1994 Long-Term Incentive Plan ("1994 Plan") was approved by shareholders at the 1994 Annual Meeting. A total of 1,400,000 shares of common stock were reserved for issuance under the 1994 Plan. In 1994, options for 537,200 shares of the Company's common stock were issued under the 1994 Plan, of which 35,000 options were forfeited and added back to the plan for future issuance.


Directors' Fees and Stock Options

         Pursuant to the Company's 1990 Directors' Stock Option Plan, as amended in June 1992 and in March 1994 ("Directors Plan"), each director not employed by the Company receives an option to purchase 5,000 shares of Circa common stock on the date of initial election to the Board and an option to purchase 5,000 shares of Circa common stock once each year thereafter, on the date of the Annual Meeting of Shareholders, provided such director has been elected to serve on the Board of Directors for the year following that Annual Meeting. Directors not employed by the Company also receive an annual retainer fee of $15,000 and an additional $1,000 for each Audit Committee, Nominating Committee and Compensation Committee meeting they attend as members of those committees.

         The Directors Plan is "non-qualified" under the Internal Revenue Code and was adopted by the Board and approved by the shareholders in 1990. It is maintained by the Company for the benefit of directors who are not eligible to receive options under any other plan adopted by the Company. The plan provides that the exercise price of each option will be 100% of the fair market value of the common stock on the date of grant and is exercisable in full on the first anniversary of the date of grant. A total of 500,000 shares of common stock were reserved for issuance under the plan. In 1994, options for 20,000 shares of the Company's common stock were issued under the plan. As of December 31, 1994, options to purchase a total of 107,500 shares of the Company's common stock were issued under the Directors Plan, of which options to purchase 2,500 shares have been exercised and options to purchase 392,500 shares were available for future issuance.


Employee Pension Plan

         The Company maintains an Employee Defined Benefit Pension Plan covering substantially all employees who have completed six months of continuous full-time service as of the first day of the year. Benefits are payable in the form of a ten-year certain and life annuity, and are limited by applicable laws and regulations. The Company makes contributions to the Employee Defined Benefit Pension Plan on behalf of its executive officers, and makes similar contributions on behalf of all eligible employees. Directors who have not served as employees are not eligible to receive retirement benefits under the Employee Defined Benefit Pension Plan. The following table sets forth estimated annual benefits payable at the normal retirement age of 65 to persons in specified compensation and years of credited service classifications:


                     PENSION PLAN TABLE

   FINAL AVERAGE                   YEARS OF CREDITED SERVICE
   COMPENSATION                    AT NORMAL RETIREMENT DATE (1)

                      5        10        15         20        25       30(2)
   $100,000       $ 7,500   $15,000   $22,500   $30,000   $37,500    $45,000
    125,000         9,375    18,750    28,125    37,500    46,875     56,250
    150,000*       11,250    22,500    33,750    45,000    56,250     67,500
    200,000*       11,250    22,500    33,750    45,000    56,250     67,500
    250,000*       11,250    22,500    33,750    45,000    56,250     67,500
    300,000*       11,250    22,500    33,750    45,000    56,250     67,500

* Compensation for benefit purposes for 1994 is limited to $150,000 by law.


(1) As of December 31, 1994, Dr. Sharoky had 7 years of credited service, Mr. Rice had 2 years of credited service, and Mr. LaBella had 6 years of credited service. Benefits for the Employee Defined Benefit Pension Plan are based upon total compensation. The method for computing the pension benefit is a "fixed benefit formula" based on a percentage of compensation and years of service. Employees are considered 100% vested upon 5 years of credited service.

(2) A participant may, with the consent of the Company, continue his employment after attaining age 65. If a participant elects to postpone his retirement benefits until his deferred retirement date, he will receive a pension which is the actuarial equivalent of his normal retirement pension determined as of his deferred retirement date.

     The benefits listed in the pension plan table are not subject to any deductions for social security or other offset amounts.

     In December 1994, the Company's Board of Directors approved a resolution to terminate the Employee Defined Benefit Pension Plan in 1995 with all the plan assets allocated to the plan's participants.


Employment Contracts and Termination of Employment and "Change-in-Control" Agreements

     On January 19, 1993, Dr. Sharoky's employment agreement, dated April 26, 1991, was modified to extend its term from April 25, 1996 to January 31, 1997, to increase his base compensation from $220,000 per year as Executive Vice President and Director of Research and Development, to $300,000 per year as President and Chief Executive Officer, and to increase the original grant of 400,000 restricted shares (which had been granted subject to the surrender of 150,000 restricted shares granted as of June 9, 1988) by 300,000 restricted shares totaling 700,000 shares of common stock of the Company. Such shares are subject to forfeiture in decreasing annual increments if Dr. Sharoky voluntarily terminates his employment, or if his employment is terminated for cause, prior to January 31, 1997. The forfeiture restrictions lapsed on 100,000 shares on April 25, 1993, 100,000 shares on April 25, 1994, 100,000 shares on January 31, 1995 and 100,000 shares on April 25, 1995. The share forfeiture clause shall be terminated under certain stated conditions. If Dr. Sharoky's employment is terminated following a "change-in-control" of the Company, he may be eligible to receive severance benefits including a lump sum amount equal to approximately three times his base annual salary. Additionally, Dr. Sharoky's employment agreement provides that if, in connection with a "change-in-control", his employment is terminated "without cause" or if he terminates his employment for "good reason", his shares of restricted common stock immediately vest. Upon a "change-in-control", options to purchase shares of the Company's common stock issued under the 1994 Long-Term Incentive Plan are subject to an accelerated vesting schedule. (See Option/SAR Grants In Last Fiscal Year.)

     As of July 1, 1993, the Company and Mr. Rice entered into an agreement pursuant to which the Company agreed to employ Mr. Rice as Executive Vice President, Chief Operating and Financial Officer of the Company through June 30, 1998 (Mr. Rice has since become Executive Vice President and Chief Operating Officer). Mr. Rice was granted 100,000 restricted shares of common stock, which are conditional upon Mr. Rice not voluntarily terminating his employment, or being terminated for cause, for a five-year period commencing July 1, 1993. If such termination should occur prior to July 1, 1995, Mr. Rice would forfeit all 100,000 shares. The number of shares subject to forfeiture decreases by 25,000 on June 30, 1995 and by 25,000 on each June 30th thereafter. On July 15, 1994, Mr. Rice's employment agreement, dated July 1, 1993, was amended to increase his base compensation from $185,000 per year to $200,000 per year. If Mr. Rice's employment is terminated following a "change-in-control" of the Company, he may be eligible to receive severance benefits including a lump sum amount equal to approximately three times his base annual salary. Additionally, Mr. Rice's employment agreement provides that if, in connection with a "change-in-control", his employment is terminated "without cause" or if he terminates his employment for "good reason" his shares of restricted common stock immediately vest. Upon a "change-in-control", options to purchase shares of the Company's common stock issued under the 1994 Long-Term Incentive Plan are subject to accelerated vesting.

     As of April 26, 1991, the Company and Mr. LaBella entered into an agreement pursuant to which the Company agreed to employ Mr. LaBella as Director of Regulatory Affairs (Mr. LaBella has since become Vice President, Director of Research and Development) of the Company through April 25, 1996. The agreement provides, in part, that Mr. LaBella's initial base annual salary is $125,000 a year. Mr. LaBella was also granted 50,000 restricted shares of common stock conditioned upon Mr. LaBella not voluntarily terminating his employment, or being terminated for cause, for a five-year period commencing April 26, 1991. If such termination had occurred in the first two years of employment, Mr. LaBella would have forfeited all 50,000 shares. The number of shares subject to forfeiture decreased by 12,500 shares on April 25, 1993, 12,500 shares on April 25, 1994, and an additional 12,500 shares on April 25, 1995. The forfeiture decreases by 12,500 shares on April 25, 1996. Mr. LaBella's employment agreement provides, in part, for the immediate vesting of outstanding restricted common stock upon a "change-in-control". Upon a "change-in-control", options to purchase shares of the Company's common stock issued under the 1994 Long-Term Incentive Plan are subject to an accelerated vesting schedule.
(See Option/SAR Grants In Last Fiscal Year.)

     In connection with the Watson/Circa transaction, the Company and Mr. Botek have entered into a severance and separation agreement pursuant to which the Company has agreed that if, at any time during the one year period after the effective date of the Watson/Circa transaction, Mr. Botek is terminated "without cause", the Company would pay Mr. Botek nine months of his base salary in one lump sum as severance and Mr. Botek's options to purchase shares of Circa common stock would immediately vest. Upon a "change-in-control", options to purchase shares of the Company's common stock issued under the 1994 Long-Term Incentive Plan are subject to an accelerated vesting schedule. (See Option/SAR Grants In Last Fiscal Year.)


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has delegated to the Compensation Committee (the "Committee") the authority to make certain decisions with respect to the compensation of the Company's Chief Executive Officer, as well as various aspects of other compensation and fringe benefit matters applicable to all of the Company's employees including executive officers. In addition, the Committee administers all of the Company's stock option and incentive award plans. During the last fiscal year the Committee consisted of Bruce Hausman, Chairman, Michael Fedida, Stanley Grey and Kenneth Siegel; none of whom is a Company employee.

     Kenneth Siegel is a Managing Director of the investment banking firm Wertheim Schroder & Co. Incorporated. The Company utilized the services of Wertheim Schroder & Co. Incorporated in March of 1994 in connection with a proposed merger with Hi-Tech Pharmacal, Inc. and in 1995 as a financial advisor in the Watson/Circa transaction. Additionally in 1994, the Company utilized the services of Wertheim Schroder & Co. Incorporated to manage the assets of the Company's Employee Defined Benefit Pension Plan and to serve as custodian for marketable securities collaterizing installment obligations due under prior legal settlements.

     There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving members of the Board of Directors or its Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following information is furnished with respect to the beneficial ownership of the common stock of (i) the Chief Executive Officer and the Named Executive Officers, (ii) all persons known to the Company to be the beneficial owners of more than five (5%) percent of the common stock, (iii) each director of the Company, and (iv) all directors, and officers as a group (based upon information furnished by such persons). Unless indicated otherwise below, such information is furnished as of April 25, 1995. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities as to which that person has the right to acquire beneficial ownership within 60 days.














                                Amount and
                                Nature of
Name and Address                Beneficial        Percentage of
of Beneficial Owner             Ownership(1)      Common Stock(2)

FMR Corp.                       1,442,100(3)           6.6%

Melvin Sharoky, M.D.**            632,900(4)           2.9%

Thomas P. Rice**                  100,000(5)            *

Michael Fedida**                   30,000(6)            *

Stanley Grey**                     25,500(7)            *

Bruce Hausman, Esq.**              30,000(8)            *

Kenneth Siegel**                    2,500(9)            *

John Botek                         10,000(10)           *

Stuart Deitel                         -  (11)           -

Nicholas A. LaBella, Jr.           80,651(12)           *


Directors and Executive Officers
as a Group (14 persons)           924,951(13)          4.2%

*  Represents less than 1%.
** Denotes Directors of the Company.

(1) Unless otherwise noted, the beneficial owners listed have sole voting and investment power over the shares listed.

(2) Percentage based upon 21,770,812 outstanding shares of Circa common stock plus, for those persons who hold currently exercisable options for Circa common stock, the number of shares of Circa common stock issuable upon exercise of such options.

(3) Shares of Circa common stock beneficially owned by FMR Corp. are listed according to a report on Schedule 13G dated February 13, 1995. Based upon information set forth in such report on Schedule 13G filed by FMR Corp., Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 1,442,100 shares of Circa common stock as a result of acting as investment advisor to several investment companies. Mr. Edward C. Johnson 3rd (Chairman of FMR Corp.), FMR Corp., through its control of Fidelity, and the aforementioned investment companies each has sole dispositive power over such shares. The power to vote such shares resides with FMR's Board of Trustees.

(4) Includes 300,000 shares of Circa common stock held by Dr. Sharoky which are subject to forfeiture under certain circumstances pursuant to the terms of Dr. Sharoky's employment agreement. Dr. Sharoky has sole voting power but no dispositive power as to such 300,000 shares. Also includes an aggregate of 12,786 shares of Circa common stock held by Dr. Sharoky, as custodian for his three children. Excludes options for an aggregate of 100,000 shares of Circa common stock which are not currently exercisable.

(5) Includes 100,000 shares of Circa common stock held by Mr. Rice which are subject to forfeiture under certain circumstances pursuant to the terms of Mr. Rice's employment agreement. Excludes options for 75,000 shares of Circa common stock which are not currently exercisable.

(6) Includes options for 30,000 shares of Circa common stock which are currently exercisable. Excludes options for 5,000 shares of Circa common stock which are not currently exercisable.

(7) Includes options for 25,000 shares of Circa common stock which are currently exercisable. Excludes options for 5,000 shares of Circa common stock which are not currently exercisable.

(8) Includes options for 27,500 shares of Circa common stock which are currently exercisable. Excludes options for 5,000 shares of Circa common stock which are not currently exercisable.

(9) Includes options for 2,500 shares of Circa common stock which are currently exercisable. Excludes options for 5,000 shares of Circa common stock which are not currently exercisable.

(10) Includes options for 10,000 shares of Circa common stock which are currently exercisable. Excludes options for 35,000 shares of Circa common stock which are not currently exercisable.

(11) Mr. Deitel ceased being an officer in March of 1995.

(12) Includes 25,000 shares of Circa common stock held by Mr. LaBella that are subject to forfeiture under certain circumstances pursuant to Mr. LaBella's employment agreement. Mr. LaBella has sole voting power but no dispositive power as to such shares. Includes options for 33,100 shares of Circa common stock which are currently exercisable. Excludes options for 67,000 shares of Circa common stock which are not currently exercisable.

(13) Includes 141,500 shares of Circa common stock issuable in the aggregate upon exercise of outstanding options granted to such persons, in each case which are currently exercisable. Excludes options for 416,000 shares of Circa common stock which are not currently exercisable.

     The address for each of the directors and executive officers named in the table above is c/o Circa Pharmaceuticals, Inc., 33
Ralph Avenue, P. O. Box 30, Copiague, New York 11726-0030. The address for FMR Corp. is 82 Devonshire Street, Boston,
Massachusetts 02109.

     On March 29, 1995, Circa entered into a Definitive Agreement and Plan of Merger, by and among Watson Pharmaceuticals, Inc. ("Watson"), Gum Acquisition Corp., a wholly-owned subsidiary of Watson ("Watson Sub"), and Circa, pursuant to which Watson Sub will merge with and into Circa with Circa being the surviving corporation in the merger. As a result of the merger, Circa will become a wholly-owned subsidiary of Watson. It is intended that the merger will qualify as a "pooling-of-interests" for accounting purposes and that the merger will constitute a tax free organization for federal income tax purposes.

     Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the merger, each share of common stock, par value $.01 per share, of Circa will be converted into the right to receive 0.86 of a share of the common stock, par value $.0033 per share, of Watson. If, during a measurement period prior to the date scheduled for Circa's shareholders' vote on the merger, the average price of Watson common stock is less than $25.00, Circa may terminate the Merger Agreement unless Watson agrees to a specified upward adjustment in the 0.86 exchange ratio.

     Consummation of the merger is subject to the satisfaction of certain conditions, including approval by Circa's shareholders of the Merger Agreement, receipt of regulatory approvals and treatment of the merger as a "pooling-of-interests" for accounting purposes. In the event of termination under specified conditions, one party to the Merger Agreement may be entitled to receive a fee of up to $15 million from the other and payment of its expenses.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Melvin Sharoky, M.D., President and Chief Executive Officer

  In order to preserve the tax deductibility to the Company of the restricted shares awarded to Dr. Sharoky, the Company was obligated to withhold income taxes from Dr. Sharoky. On the vesting date, Dr. Sharoky was unable to sell shares to fund his income tax liability due to insider trading regulations. In May 1994, February 1995, and April 1995, the Company made loans of $406,623, $602,510 and $898,339, respectively, on an interest free basis,to Dr. Sharoky. Once the restrictions lapse, Dr. Sharoky is obligated to sell shares and reimburse the Company. These loans are collateralized by the shares of Circa common stock owned by Dr. Sharoky. In December 1994, Dr. Sharoky repaid the loan for $406,623. The loans for $602,510 and $898,339 are currently outstanding.



Thomas P. Rice, Executive Vice President and Chief Operating
Officer

     In July 1993, the Company made a bridge loan of $90,000 on an interest free basis to Mr. Rice. The loan was made to allow Mr. Rice to purchase a house in New York as he was relocating from Maryland. This bridge loan was collateralized by the house he was selling in Maryland. In June 1994 this bridge loan was increased by $22,000 to $112,000 and in December 1994 it was repaid.

Nicholas A. LaBella Jr., Vice President and Director of Research and Development

     In order to preserve the tax deductibility to the Company of the restricted shares awarded to Mr. LaBella, the Company was obligated to withhold income taxes from Mr. LaBella. On the vesting date, Mr. LaBella was unable to sell shares to fund his income tax liability due to insider trading regulations. In April 1995, the Company made a loan of $112,294 on an interest free basis, to Mr. LaBella. Once the restrictions lapse, Mr. LaBella is obligated to sell shares and reimburse the Company. This loan is collateralized by the shares of Circa common stock owned by Mr. LaBella. This loan is currently outstanding.

Steve Martinez, Vice President and General Manager

     In January 1995, the Company made a bridge loan of $37,000 on an interest free basis to Mr. Martinez. The loan was made to allow Mr. Martinez to purchase a house in New York as he was relocating from Delaware. This loan is collateralized by the house he is selling in Delaware. This loan was increased by $148,000 to $185,000 in February 1995, and is currently outstanding.

Lawrence Raisfeld (former officer and director)

     On June 16, 1994, Mr. Lawrence Raisfeld signed a separation agreement pursuant to which he resigned as Vice President of Financial Affairs, and as a Director of the Company. Pursuant to such separation agreement, Mr. Raisfeld received severance benefits, including a lump sum severance payment in the amount of $337,500, which included a payment for accrued and unused vacation and sick days.

     As of December 31, 1994, there was a balance due to the Company of approximately $1,273,910 from a trust created on behalf of Mr. Raisfeld for premiums paid by the Company for a split-dollar life insurance policy. This sum will be repaid from the death benefits provided under Mr. Raisfeld's policy and is secured by approximately $1,600,000 of cash surrender value.


See also "Compensation Committee Interlocks And Insider
Participation"



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CIRCA PHARMACEUTICALS, INC.
Dated:  April 27, 1995
                                by:/s/ Melvin Sharoky, M.D.

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Melvin Sharoky, M.D.                       Date: April 27, 1995
MELVIN SHAROKY, M.D., Director


/s/ Thomas P. Rice                             Date: April 27, 1995
THOMAS P. RICE, Director


/s/ Michael Fedida                             Date: April 27, 1995
MICHAEL FEDIDA, Director


/s/ Stanley B. Grey                            Date: April 27, 1995
STANLEY B. GREY, Director


/s/ Bruce Hausman                              Date: April 27, 1995
BRUCE HAUSMAN, Director


/s/ Kenneth Siegel                             Date: April 27, 1995
KENNETH SIEGEL, Director