Form 10-Q
period 1995-03-31
CIRCA PHARMACEUTICALS INC
filed 1995-05-15
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                          or

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-8049

                    CIRCA PHARMACEUTICALS, INC.
       (Exact name of registrant as specified in its charter)

       New York                            11-1966265
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)     No.)

33 RALPH AVENUE, COPIAGUE, NEW YORK                11726
(Address of principle executive offices)         (Zip Code)

                      (516) 842-8383
      (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X        No



The number of shares of Common Stock, par value $.01 per share, outstanding were 21,760,212 as of April 30, 1995.








                    CIRCA PHARMACEUTICALS, INC.


                              INDEX


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

            Consolidated Balance Sheets, March 31, 1995
            and December 31, 1994

            Consolidated Statements of Income for the three months ended March 31, 1995 and 1994

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994

            Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings


Item 6.   Exhibits and Reports on Form 8-K


Signatures















                   PART I - FINANCIAL INFORMATION
                    CIRCA PHARMACEUTICALS, INC.
                    CONSOLIDATED BALANCE SHEETS
ITEM 1.
                                       March 31,     December 31,
                                         1995           1994
                                      (Unaudited)
ASSETS

Current assets
Cash and cash equivalents            $ 23,070,000  $ 19,667,000
Marketable securities                  32,738,000    30,534,000
Accounts receivable, net                2,080,000     3,630,000
Inventory                               1,409,000     1,697,000
Other current assets                    2,123,000     2,128,000
Total current assets                   61,420,000    57,656,000

Property, plant and equipment, net     13,253,000    12,488,000
Investments in joint ventures          31,531,000    31,824,000
Other assets                            1,879,000     1,889,000
                                     $108,083,000  $103,857,000




LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses $ 5,731,000  $  6,219,000

Deferred partnership liability          8,833,000    14,033,000
Deferred income                         1,375,000     1,604,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per
  share; authorized 10,000,000 shares
Common stock, par value $.01 per share;
  authorized - 70,000,000 shares; issued
  and outstanding - 22,113,420 shares
  in 1995 and 22,110,120 in 1994         221,000        221,000
Capital in excess of par value        62,854,000     62,825,000
Retained earnings                     32,812,000     25,746,000
Unrealized gain (loss) on marketable
  securities                           1,842,000       (809,000)
Treasury stock, at cost;
  367,308 shares                      (3,168,000)    (3,168,000)
Unearned compensation-stock awards    (2,417,000)    (2,814,000)
  Total shareholders' equity          92,144,000     82,001,000
                                    $108,083,000   $103,857,000

See accompanying notes to consolidated financial statements
                 PART I - FINANCIAL INFORMATION
                   CIRCA PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)







                                         Three Months Ended
                                             March 31,
                                        1995           1994
Royalty                              $5,200,000    $   144,000
Net sales                             2,717,000      1,090,000
  Total revenues                      7,917,000      1,234,000

Operating costs and expenses
Cost of sales                         1,591,000        785,000
Research & development                1,896,000      1,498,000
Manufacturing overhead                  642,000        949,000
Selling and administrative            2,517,000      1,460,000
     Income (loss) from operations    1,271,000     (3,458,000)

Equity in earnings of joint ventures  5,211,000      5,526,000
Investment income                       684,000      1,957,000
Other expenses, net                      (5,000)      (151,000)
      Income before income taxes      7,161,000      3,874,000

Income taxes                             95,000           -
      Net income                     $7,066,000    $ 3,874,000

Net income per share                 $  0.32       $   0.18

Weighted average shares
outstanding                          21,744,000     21,711,000
















See accompanying notes to consolidated financial statements
                   PART I - FINANCIAL INFORMATION
                    CIRCA PHARMACEUTICALS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)



                                           Three Months Ended
                                              March 31,
                                         1995           1994
Net cash used for operating
    activities                      $(  394,000)    $( 3,034,000)

CASH FLOW FROM INVESTING ACTIVITIES

Dividends received from joint venture 4,500,000        4,500,000
Additions to property, plant and
    equipment, net                   (1,179,000)        ( 18,000)
Decrease in marketable securities       447,000        1,349,000
Proceeds from sale of shares of
    Marsam common stock                                1,108,000
Net cash provided by investing
    activities                        3,768,000        6,939,000


CASH FLOW FROM FINANCING ACTIVITIES

Exercise of stock options                29,000           14,000
Net cash provided by financing
    activities                           29,000           14,000


Increase in cash and cash
   equivalents                        3,403,000        3,919,000
Cash and cash equivalents at
   beginning of period               19,667,000        2,411,000

Cash and cash equivalents at
   end of period                    $23,070,000     $  6,330,000




See accompanying notes to consolidated financial statements










                 PART I - FINANCIAL INFORMATION
                  CIRCA PHARMACEUTICALS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1995 and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain 1994 amounts have been reclassified to conform with the current period presentation.

2.    Components of inventory are summarized as follows:

                           March 31,    December 31,
                            1995          1994

Raw materials            $  295,000     $  153,000
Work in process             299,000        268,000
Finished goods              815,000      1,277,000
                         $1,409,000     $1,698,000

3. In July 1989, the Company and Rhone-Poulenc Rorer, Inc. ("RPR") formed a partnership to develop and market a pharmaceutical product used in the treatment of hypertension. Dilacor XR was launched by RPR during 1992. The partnership agreement was amended in April 1993, such that after September 1, 1993 the Company's financial participation would be to earn royalty income from future sales of the branded product, Dilacor XR. For the year ended December 31, 1994, the Company earned a royalty of 1% on the net sales of Dilacor XR which increased to 20% for the years ending December 31, 1995 and 1996, increases to 22% for the years ending December 31, 1997 through 2000 and decreases to 3% thereafter. Royalty income is initially applied to repay the Company's partnership liability to RPR. Effective January 1, 1995, the Company and RPR agreed that royalty income to the Company would be measured based on the market demand for Dilacor XR, as evidenced by prescriptions dispensed. At March 31, 1995, the outstanding partnership liability was $8,833,000.

4. The Company has recognized income from its 50% interest in Somerset Pharmaceuticals, Inc. ("Somerset") of $5,608,000 and $5,329,000 for the three month periods ended March 31, 1995 and 1994, respectively. Equity in earnings of joint ventures in the first quarter of 1995 also included net losses from the Company's developmental stage joint ventures, including ANCIRC, a joint

               PART I - FINANCIAL INFORMATION
                CIRCA PHARMACEUTICALS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)
                     (Continued)

venture with Andrx Corporation, which commenced operations in July 1994. Equity in earnings of joint ventures in the first quarter of 1994 included net income from American Triumvirate Insurance Company ("ATIC"). In December 1994, the Company sold its 50% interest in ATIC.

    The following unaudited information is provided for unconsolidated joint ventures, accounted for utilizing the equity method, in the aggregate:

                               March 31,
                          1995           1994

Net revenues         $25,750,000    $24,157,000
Gross profits        $22,196,000    $20,757,000
Net income           $ 9,421,000    $10,254,000


5. As of March 31, 1995, the Company had commitments to third parties of approximately $2,600,000 for research and development projects to be expended over the next three years.

6. Net income per share is based on the weighted average number of common shares and equivalents outstanding for each period. The effect of stock options was less than 3% of the weighted average shares outstanding in 1995 and 1994. Accordingly, all common share equivalents were excluded from earnings per share for the three months ended March 31, 1995 and 1994.

7. For the three month period ended March 31, 1995, the Company has provided $95,000 for federal and state income taxes. At March 31, 1995, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $73,000,000, which, if not utilized, will begin to expire in the year 2006.

8. On March 29, 1995, the Company and Watson Pharmaceuticals, Inc. ("Watson") (NASDAQ:WATS), a pharmaceutical firm located in Corona, California, signed a definitive merger agreement ("Merger Agreement") pursuant to which a wholly-owned subsidiary of Watson would be merged into the Company in a transaction intended to be accounted for as a "pooling-of-interests". Under the Merger Agreement, Watson would exchange 0.86 shares of Watson for each share of Circa subject to adjustments under certain circumstances. The merger is subject to approval by each company's shareholders, and may be terminated under certain circumstances including the trading of Watson common stock below an average price of $25 per share for the 20 business days ending
               PART I - FINANCIAL INFORMATION
                   CIRCA PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)
                       (Continued)


prior to the 13th business day before the shareholders' meetings.
In the event of termination under specified conditions, one party to the Merger Agreement may be entitled to receive a fee of $15,000,000 from the other and payment of its expenses.

9. Three purported class actions, Robbins v. Circa Pharmaceuticals, Inc. et al., Zimmerman v. Circa Pharmaceuticals, Inc. et al. and Ballas v. Melvin Sharoky, M.D. et al., have been commenced in Supreme Court of the State of New York, in the Counties of Suffolk, Suffolk and Kings, respectively. Each action purports to be brought on behalf of stockholders of Circa, and names as defendants Circa, its directors, and Lawrence Raisfeld. In addition to the persons described above, the Robbins and Zimmerman complaints also name Watson as a defendant. Each of the complaints alleges, among other things, that actions of the individual defendants in connection with the Merger Agreement constituted a breach of their fiduciary duties, and the Robbins and Zimmerman complaints allege that Watson aided and abetted the individual defendants in those alleged breaches.
Each of the complaints seeks, among other things, compensatory damages, an injunction against consummation of the Merger Agreement, and other equitable relief. Circa believes that these actions are without merit, and intends to defend them vigorously.


10. The United States Department of Justice has had a long-standing open inquiry regarding possible violations by the Company of the False Claims Act in respect to drugs sold by the Company prior to 1990, and paid for, directly or indirectly, by the Federal Government. The Government's inquiry relates to allegations that the Company improperly obtained approval from the Food and Drug Administration ("FDA") to manufacture and sell such drugs, and that the Company's subsequent manufacture and sale of such drugs violated applicable FDA regulations. No action has been commenced by the Department of Justice in connection with this matter, although from time to time it has requested that the Company agree to extend the applicable statute of limitations, which the Company has done. In an effort to eliminate any contingent liabilities with respect to this matter in the context of the Watson transaction, the Company recently initiated discussions with the Government with respect to the parties respective positions and as to possible resolutions. Based on the information currently available including consultation with outside counsel, the Company does not believe that the resolution of this matter will be materially adverse to the Company's financial position.

       PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  CIRCA PHARMACEUTICALS, INC.


ITEM 2.

Results of Operations

Three Months Ended March 31, 1995

     The Company reported net income of $7,066,000 for the three months ended March 31, 1995, as compared to net income of $3,874,000 for the same period in 1994, representing an increase of 82%.

     In the first quarter of 1995, the Company recognized $5,200,000 of royalty income from Dilacor XR, as compared to $144,000 for the first quarter of 1994. Dilacor XR, a treatment for hypertension and angina, is marketed by Rhone-Poulenc Rorer,
Inc. ("RPR").   The Company's royalty participation in Dilacor XR
increased from 1% in 1994 to 20% in 1995. Effective January 1, 1995, the Company and RPR agreed that royalty income to Circa would be measured based on the market demand for the product, as evidenced by prescriptions written.

     The Company's net sales increased to $2,717,000 for the first quarter 1995, as compared to $1,090,000 for the first quarter 1994. The increase of $1,627,000 or 149% is primarily the result of the sale of glipizide, for which the Company received approval to manufacture and distribute from the Food and Drug Administration in November 1994. Net sales for 1994 were attributable to sales of nitroglycerin transdermal patches. Glipizide sales also had the effect of increasing the gross profit percentage from 28% in 1994 to 41% in 1995.

     Research and development expenses were $1,896,000 in 1995, compared to $1,498,000 in 1994, representing an increase of $398,000 or 27%. The primary reason for the increase was the Company's commitment to pursue alternative drug-delivery systems such as gum products as well as increased activity in proprietary prescription and over-the-counter ("OTC") products.
Manufacturing overhead was $642,000 in 1995, compared to $949,000 in 1994, representing a decrease of $307,000 or 32%. As the Company increases its operations, including production of its own products, contract services and services to joint ventures, these
costs will be absorbed into cost of sales.   Selling and
administrative expenses were $2,517,000 in 1995, compared to $1,460,000 in 1994, representing an increase of $1,057,000 or 72%. The increase was primarily attributable to expansion of the sales effort related to glipizide, OTC products and pharmaceutical services.


      PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              CIRCA PHARMACEUTICALS, INC.

                        (Continued)


     Equity in earnings of joint ventures for the 1995 first quarter was $5,211,000, as compared to $5,526,000 for the first quarter of 1994, representing a decrease of 6%. Equity in earnings of joint ventures in the 1995 first quarter included $5,608,000 from the Company's 50% interest in Somerset Pharmaceuticals, Inc., as compared to $5,329,000 for the 1994 first quarter. Equity in earnings of joint ventures in the 1995 first quarter also included net losses from the Company's developmental stage joint ventures, including ANCIRC, a joint venture with Andrx Corporation, which commenced operations in July 1994. Equity in earnings of joint ventures in the first quarter of 1994 included net income from American Triumvirate Insurance Company ("ATIC"). In December 1994, the Company sold its 50% interest in ATIC.

     Investment income was $684,000 in 1995, compared to $1,957,000 in 1994, representing a decrease of $1,273,000 or 65%.
The 1994 first quarter included a gain of $956,000 on the sale of 66,650 shares of Marsam Pharmaceuticals Inc. common stock. The Company did not sell any shares of Marsam in the first quarter of 1995.

     Other expenses, net were $5,000 in 1995, compared to $151,000 in 1994, representing a decrease of $146,000. The decrease was primarily attributable to the absence of imputed interest expense related to the installment obligations on two legal settlements that were completely paid in December 1994.

     For the quarter ended March 31, 1995, the Company provided $95,000 for federal and state taxes. At March 31, 1995, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $73,000,000, which, if not utilized, will begin to expire in 2006.


Liquidity and Capital Resources

     Working capital increased from $51,400,000 at December 31, 1994 to $55,700,000 at March 31, 1995. The increase of
$4,300,000 was primarily attributable to $4,500,000 of dividends received from Somerset and $2,700,000 of increase in unrealized holding gain included in shareholders' equity. These increases were offset by additions to property, plant and equipment of $1,200,000 and working capital used for operating activities.

     At March 31, 1995, the Company had commitments to third parties of approximately $2,600,000 for research and
      PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              CIRCA PHARMACEUTICALS, INC.

                        (Continued)

development projects to be expanded over the next three years. The Company anticipates capital expenditures relating to its expansion into alternative drug-delivery systems, including gum and sustained release products. Research and development commitments and capital expenditures will be funded through current working capital. Primary sources of working capital for 1995 will continue to be dividends and management fees from Somerset. Additionally, a source of working capital in 1995 will be proceeds from the sale of the Company's products and services. The Company anticipates that its existing capital resources are sufficient to meet its requirements based on its current business plans.




































                   PART II - OTHER INFORMATION
                   CIRCA PHARMACEUTICALS, INC.


Item 1.   Legal Proceedings

             See Part I, Item 1, Notes 9 and 10, which are hereby incorporated by reference.


Item 6.   Exhibit and Reports on Form 8-K

          (a) Exhibit

Exhibit 10.1. Agreement between Rhone-Poulenc Rorer, Inc. and the Company dated May 3, 1995. Re: Payments to Circa under Fourth Amendment to General Partnership Agreement and Preceding Agreements dated April 27, 1993.

          (b) Reports on Form 8-K

     A Report on Form 8-K was filed on March 30, 1995 with respect to the Company's execution of the Merger Agreement as described in Part I, Item 1,
Note 8.

     A Report on Form 8-K was filed on April 4, 1995 with respect to the legal matters as described in Part I, Item 1, Note 9 and with respect to the amendment to the Company's Stockholders
Protection Rights Agreement.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIRCA PHARMACEUTICALS, INC.



DATE:  May 15, 1995          /s/Melvin Sharoky, M.D.

                             Melvin Sharoky, M.D., President and
                             Chief Executive Officer




DATE:  May 15, 1995         /s/Angelo C. Malahias

                            Angelo C. Malahias, Vice President
                            and Chief Financial Officer

                        EXHIBIT 10.1

            AGREEMENT BETWEEN RPR AND THE COMPANY






















































                                        May 3, 1995



Melvin Sharoky, M.D.
Circa Pharmaceuticals, Inc.
33 Ralph Avenue
Copiague, NY  11726

               Re:  Payments to Circa Under Fourth Amendment to
                    General Partnership Agreement and Preceding
                    Agreements, dated April 27, 1993 (the
                    "Fourth Amendment")


Dear Mel:

       This letter will confirm the agreement of Rhone-Poulenc Rorer Inc. ("RPR") and Circa Pharmaceuticals, Inc. ("Circa") to amend the terms and conditions under which RPR will make payments to Circa under the Fourth Amendment with respect to sales of the Branded QD Products in the United States, its territories and possessions. The terms of the amendment are as follows:

       1. All capitalized terms used in this letter shall have the meaning attributed to them in the Fourth Amendment, unless expressly otherwise stated. The term "Inventory" as used herein shall mean the value of all inventory of the Branded QD Products in the trade in excess of one full month's inventory, as indicated as of each December 31 (beginning on December 31, 1995) by the IMS Wholesale and Chain Pipeline Report for the next January. The number of months of Inventory in each year shall be valued based on RPR's average monthly sales during the fourth quarter of such year, calculated using RPR's average selling price for such quarter for the Branded QD Products, multiplied by the average monthly pipeline withdrawals for the Branded QD Products for the quarter, as reported by IMS.

       2. Effective January 1, 1995, Paragraph 4(a) and (b) of the Fourth Amendment is rewritten as follows:

           a. Payments to Circa with respect to Sales of the Branded QD Products. In each year set forth below, RPR shall pay to Circa the specified amount.

          (i)  Calendar years 1995 and 1996   With respect to
          calendar years 1995 and 1996, RPR shall pay to Circa an amount equal to twenty percent (20%) of adjusted Net Sales. For calendar year 1995, adjusted Net Sales shall equal Net Sales for such calendar year reduced by the Inventory as of December 31, 1995. There will be no adjustment to 1995 Net Sales for Inventory in the trade at the beginning of 1995.

          For calendar year 1996, adjusted Net Sales shall equal Net Sales for such calendar year, adjusted up or down as the case may be, by the change in the Inventory between December 31, 1995 and December 31, 1996. If the Inventory increases during calendar year 1996, the adjusted 1996 Net Sales (on which RPR's payment is calculated) will be less than actual 1996 Net Sales. Similarly, if the Inventory decreases during the year, the adjusted 1996 Net Sales (on which RPR's payment is calculated) will be greater than actual 1996 Net Sales.

          (ii)  Calendar years 1997 - 2000
          With respect to each of calendar years 1997 - 2000, RPR shall pay Circa an amount equal to twenty-two percent (22%) of Net Sales for the applicable year, plus or minus an amount calculated with respect to each year as follows: (a) in any year in which the Inventory decreases, plus an amount equal to twenty percent (20%) of such decrease; and (b) in any year in which the Inventory increases, minus an amount equal to twenty-two percent (22%) of such increase; provided, however, that the amount of cumulative adjustments under subpart
          (a) above at a 20% rate is limited to the Inventory as of December 31, 1996. All cumulative adjustments under subpart (a) which are in excess of such figure shall be at a rate of 22%.

          (iii)  Calendar years 2001 and beyond
          With respect to calendar year 2001 and each calendar year thereafter, RPR shall pay Circa an amount equal to three percent (3%) of Net Sales for the applicable year, plus or minus an amount calculated with respect to each year as follows: (a) in any year in which the Inventory decreases, plus an amount equal to such decrease, multiplied by the payment percentage applicable under this Paragraph 4(a) to the year during which such Inventory being depleted was originally built; and (b) in any year in which the Inventory increases, minus an amount equal to three percent (3%) of such increase. For the purpose of making adjustments under subpart (a) above: (1) all Inventory shall be accounted for on a first-in, first-out basis; and (2) in the event that the Inventory being depleted, accounted for on a first-in, first-out basis, was originally built in different years with different applicable payment percentages, the adjustment under subpart (a) shall be computed separately with respect to each such portion of Inventory being depleted using the applicable payment percentage.

          (iv) RPR shall make all payments provided for in this Paragraph 4(a) in accordance with the schedule set forth in Paragraph 4(b) below and subject to the terms and provisions of Paragraph 5 of the Fourth Amendment.

          (v) For illustrative purposes only, examples of the calculation of the payment due under this Paragraph 4(a) under different hypothetical circumstances are set forth in the attached Exhibit 4(a), which is incorporated by reference herein.

       b.     Reports and Payments

          (i) Payments. With respect to calendar year 1995, RPR shall pay Circa the amount due under Paragraph 4(a) in a single payment due within ninety (90) days of the end of the calendar year. Beginning with calendar year 1996 and continuing thereafter, RPR shall make payments to Circa with respect to the amounts due under Paragraph 4 (a) quarterly, within forty-five (45) days of the end of each of the first three quarters of each calendar year and within ninety
          (90) days of the end of the full year. With respect to the first three quarterly payments in each calendar year: (1) the amount due under Paragraph 4(a) above shall be provisionally calculated by RPR on a year-to-date basis, based on RPR's then-current estimate of Net Sales for the year (allocated to the period based on the ratio of the year-to-date number of total prescriptions for the Branded QD Products, as reflected in IMS total prescription data (or such other like data as is mutually agreed to by the parties), to RPR's then-current estimate of the full year number of total prescriptions for the Branded QD Products) and an assumption that Inventory as of the end of the year will equal beginning year Inventory; and (2) RPR shall pay to Circa an amount equal to the excess of the amount of such provisional, year-to-date calculation over any amount already paid for such calendar year. At the end of the calendar year, the amounts paid by RPR hereunder shall be reconciled with the amounts actually due hereunder based on the actual value for each of the relevant figures, and RPR shall pay Circa any remaining amount due for the year.

          (ii) Reports. Within forty-five (45) days after the last day of each of the first three quarters of each calendar year, and within ninety days after the last day of each calendar year, RPR shall provide Circa a written report specifying the calculation of the items referred to in subparagraph (i) above, including the calculation of any amount due to Circa under such subparagraph (provided, however, that in preparing quarterly reports for 1995 the value of Inventory as of the end of the year shall be estimated by RPR). In addition, within fifteen (15) days of the end of each calendar quarter, RPR will provide Circa a written statement of the year-to-date number of total prescriptions for the Branded QD Products, which shall be based on actual prescriptions, as reflected in IMS total prescription data (or such other like data as is mutually agreed to by the parties) to the extent possible, and shall otherwise be estimated by RPR.

      3. Except as set forth here, the Fourth Amendment remains unchanged and in full force and effect.

       I trust this accurately reflects our mutual understanding.
If so please acknowledge your agreement by signing below and returning the original to me.

                           Sincerely,

                           Rhone-Poulenc Rorer Inc.

                           By:    /s/ Richard T. Collier

                           Name:  Richard T. Collier

                           Title: Sr. Vice President &
                                  General Counsel



Agreed to and Accepted:

Circa Pharmaceuticals, Inc.

By:    /s/ Thomas P. Rice

Name:  Thomas P. Rice

Title: Executive Vice President
       and Chief Operating Officer

                               Exhibit 4(a)

                      ROYALTY CALCULATION EXAMPLE


             Maintain $ Inventory  Reduce $ Inventory  Increase $ Inventory

                1995      1996      1995      1996       1995        1996


Demand Sales     120       160       120       160        120         160

Inventory (BOY)   *        (20)       *        (20)        *          (20)

Inventory (EOY)   20        20        20        -0-        20          30

Total Factory
  Sales          140       160       140       140        140         170

Adjusted Factory
  Sales          120       160       120       160        120         160


Cash Royalty
  @20%           $24       $32       $24        $32       $24         $32


*  None, as defined in 1995

  BOY=Beginning of Year
  EOY=End of Year