Form 10-K/A
period 1994-12-31
CIRCA PHARMACEUTICALS INC
filed 1995-06-13
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-K/A

                       AMENDMENT NO. 2 TO
                         ANNUAL REPORT


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

In my 1993 letter to shareholders, I promised we would continue to diversify, and in 1994, we moved forward with that plan. Our first drug approval since 1989 occurred on November 23, 1994, for glipizide, based on an Abbreviated New Drug Application (ANDA). This approval validated our facility as being in compliance with current Good Manufacturing Practices (cGMP) and was a result of our staff's dedicated efforts. We shipped the product to our customers on the same day we received the approval letter, the day before Thanksgiving, because we knew that in order to be competitive we could not afford complacency. We view the approval and the sales it will generate as a "shot in the arm." It did not make us a generic pharmaceutical company. It is one small part of an entire program of diversification.
In November of 1994, we also filed a New Drug Application (NDA) for a well-known and frequently-used cardiovascular agent. This proprietary product has a new strength and dosage form and should receive three years of exclusivity when approved. We hope this agent will fill a need for patients and be well received once approval is obtained. Although a proprietary product, it alone does not make us a proprietary company.

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










                  CIRCA PHARMACEUTICALS, INC.
                     LETTER TO SHAREHOLDERS

We ended the year with a strong balance sheet, with cash and marketable securities of $50 million. We generated net income of $17 million for 1994, and ranked fifth on the American Stock Exchange for return to investors, recording a 90% return in stock price from December 31, 1993 to December 31, 1994. We have emerged from our past in a full sprint and will seek out opportunities wherever they may be, in an effort to continue to deliver quality products and increasing profitability.

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


Circa's Manufacturing and Personnel Resources Offer Myriad Services to Customers

     Circa's manufacturing facilities are currently utilized to manufacture products for both Circa and others in the
                 CIRCA PHARMACEUTICALS, INC.

pharmaceutical industry. In an effort to cover Circa's overhead, contract manufacturing has been evaluated. Since it has become evident that companies are increasingly outsourcing functions, a decision was made to enter the business of providing services to the pharmaceutical industry. Circa's manufacturing resources include a 160,000 square foot facility in Copiague, New York. In addition, Circa has a 60% interest in a 26,000 square foot microencapsulation facility in Dayton, Ohio. Both facilities, which are in full compliance with the FDA's cGMP requirements, enable Circa to provide small and large-scale contract manufacturing services to clients worldwide.

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


Circa Prepares to Meet Market Challenges

     Success in the healthcare industry in the next few years will depend on a company's ability to respond to market pressures, demographic trends, and even governmental legislation quickly and
                 CIRCA PHARMACEUTICALS, INC.

efficiently. A company will need to have enough working capital to pursue partnerships and dedicate resources as required.

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

See accompanying notes to consolidated financial statements












                     CIRCA PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Years Ended December 31,


                                1994          1993          1992

Net sales                $ 7,801,481    $3,291,280   $    89,015

Operating costs and
   expenses:

Cost of goods sold         3,629,297     2,530,630        38,497
Research & development     7,890,549     4,982,720     2,861,195
Manufacturing overhead     3,955,245     3,999,075     3,891,644
 Selling and
     administrative        7,653,303    10,595,150    11,384,847

Loss from operations     (15,326,913)  (18,816,295)  (18,087,168)
Equity in earnings of
     joint ventures       24,968,460    24,687,636    20,711,672
Gain from (provision for)
legal settlements          2,298,921    (6,296,969)
Investment income          6,143,469    18,535,100     4,068,783
Partnership loss                        (7,644,000)  (15,598,000)
Other expenses, net         (714,892)   (2,070,224)     (780,147)

Income (loss) before
    income taxes          17,369,045     8,395,248   (9,684,860)
Income taxes                 110,000

Net income (loss)        $17,259,045    $8,395,248  ($9,684,860)

Net income (loss) per share  $.79          $.38        ($.44)

Weighted average shares
    outstanding           21,725,531    22,047,209    22,152,329


See accompanying notes to consolidated financial statements













                  CIRCA PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                  Years Ended December 31,

                                1994         1993        1992


CASH FLOW FROM OPERATING ACTIVITIES


Net income (loss)           $17,259,045    $8,395,248  ($9,684,860)

Items not affecting cash:
  Depreciation                1,434,796     1,496,023    1,661,753
  Amortization of unearned
   compensation, net          1,491,191     1,470,724    2,593,581
  Amortization of
   deferred income             (916,668)    (916,668)     (916,668)
  Equity in net earnings of
   joint ventures           (20,944,863) (20,796,016)  (17,193,221)
  Dividends received from
   joint venture             18,000,000   17,688,078    18,692,124
  Decrease in joint
   venture liability         (1,209,088)
  Partnership loss                         7,644,000    15,598,000
  Gain on sale of shares
   of Marsam common stock    (3,179,697) (14,490,801)   (1,085,595)

  Gain on settlements with
   former officers           (2,298,921)  (3,415,531)
  Gain on sale of
   Puerto Rico facility                                   (950,000)
  Allowance for
   recalled products                          750,000   (2,271,529)
Change in assets and liabilities:
Increase in accounts
   receivable, net          (2,991,486)     (638,242)
(Increase) decrease
   in inventory                123,173      (795,507)     (322,440)
(Increase) decrease
   in other assets             (27,774)    1,062,740      (893,478)
Increase in accounts payable
   and accrued expenses        114,507     3,243,182     2,493,911
Legal settlements          (10,881,062)   (5,255,990)   (6,864,201)
Decrease in income
   taxes refundable                                      8,885,357
Receipt of deferred income                               2,750,000

Cash provided by (used for)
   operating activities    ($4,026,847)  ($4,558,760)  $12,492,734



                   CIRCA PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Continued)
                                  Years Ended December 31,

                                1994         1993        1992

CASH FLOW FROM INVESTING ACTIVITIES

(Increase) decrease
 in marketable securities
 and securities held
 as collateral               18,297,727   (4,478,991) (20,086,764)

(Additions to) disposals
 of property, plant and
 equipment, net              (1,387,330)    (528,639)     322,645

(Increase) decrease in
 investments in joint
  ventures                   (7,517,987)     676,416      574,416

Proceeds from sale of
 shares of Marsam
 common stock                 3,869,031   16,428,074    1,325,625

Proceeds from sale
 of a joint venture           7,992,483

Payment to partnership                    (8,000,000)

Proceeds from sale of
 Puerto Rico facility                                  7,000,000

Cash provided by (used for)
 investing activities        21,253,924    4,096,860 (10,864,078)


CASH FLOW FROM FINANCING ACTIVITIES

Exercise of stock options        29,037       17,338     107,907
Purchase and retirement
 of stock                                   (825,000)    (86,700)

Cash provided by (used for)
 financing activities            29,037     (807,662)     21,207

Increase (decrease) in
cash and cash equivalents    17,256,114   (1,269,562)  1,649,863
Cash and cash equivalents
 at beginning of year         2,410,819    3,680,381    2,030,518

Cash and cash equivalents
 at end of year             $19,666,933  $ 2,410,819  $ 3,680,381
                   CIRCA PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Continued)


Cash paid during the year for:
Interest (imputed)            $591,448    $483,000    $236,000

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

Reclassifications
      Certain prior year amounts have been reclassified to conform with the 1994 presentation. Dividends received from joint venture have been reclassified from cash flow from investing activities to cash flow from operating activities.


2. MARKETABLE SECURITIES
      Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115. The Company's marketable securities are classified as available for sale, and accordingly, the unrealized loss at December 31, 1994 was recorded as a separate component of
                   CIRCA PHAMACEUTICALS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

shareholders' equity. If the Company had adopted SFAS No. 115 as of December 31, 1993, shareholders' equity would have increased by approximately $12 million. SFAS No. 115 would not have resulted in a material impact on the consolidated statement of operations for the year ended December 31, 1993.

      Prior to January 1, 1994, the Company accounted for marketable securities under the provisions of SFAS No. 12
"Accounting for Certain Marketable Securities".  Investments in
United States government securities, municipal bonds and other investments were valued at cost. Investments in equity securities were valued at the lower of aggregate cost or market.

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


      As of December 31, 1994, gross unrealized gains and losses on fixed income securities were $21,856 and $2,632,132, respectively. As of December 31, 1994, excluding Marsam common stock, gross
                   CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

unrealized gains and losses on equity securities were $74,820 and $846,322, respectively.

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

                    CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

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

      On December 21, 1994, the Company sold its 50% interest in ATIC to the other owner for a selling price valued at 50% of ATIC's shareholders' equity at December 31, 1994 or $8,166,000. The Company received $7,992,000 in cash and established a receivable
                    CIRCA PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

for $174,000. For financial reporting purposes, the sale of ATIC did not result in a gain or loss to the Company.

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



10.OTHER INCOME (EXPENSE)

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







                     CIRCA PHARMACEUTICALS, INC.
                       OFFICERS OF THE COMPANY
                            (Continued)


Ed Haley
Vice President
Sales and Marketing

Mr. Haley, 51, joined Circa in May 1994.  Prior to joining Circa,
Mr. Haley was Vice President of Sales with Bausch & Lomb Oral Care and held various key management positions with Colgate-Palmolive
Company.


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

                                CIRCA PHARMACEUTICALS, INC.
Dated:  June 12, 1995
                                by:/s/ Melvin Sharoky, M.D.

                                MELVIN SHAROKY, M.D., President

                                Chief Executive Officer

                                by:/s/ Angelo C. Malahias

                                ANGELO C. MALAHIAS, Vice President

                                and Chief Financial Officer