Form 10-Q/A
period 1995-03-31
CIRCA PHARMACEUTICALS INC
filed 1995-06-13
CIK 13006

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q/A
                      Amendment No.1


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
                          (Unaudited)



                                           Three Months Ended
                                              March 31,
                                         1995           1994
Net cash provided by operating
    activities                      $ 4,106,000     $  1,466,000

CASH FLOW FROM INVESTING ACTIVITIES

Additions to property, plant and
    equipment, net                   (1,179,000)        ( 18,000)
Decrease in marketable securities       447,000        1,349,000
Proceeds from sale of shares of
    Marsam common stock                                1,108,000
Net cash provided by (used in)
    investing activities               (732,000)       2,439,000


CASH FLOW FROM FINANCING ACTIVITIES

Exercise of stock options                29,000           14,000
Net cash provided by financing
    activities                           29,000           14,000


Increase in cash and cash
   equivalents                        3,403,000        3,919,000
Cash and cash equivalents at
   beginning of period               19,667,000        2,411,000

Cash and cash equivalents at
   end of period                    $23,070,000     $  6,330,000




See accompanying notes to consolidated financial statements











                 PART I - FINANCIAL INFORMATION
                  CIRCA PHARMACEUTICALS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1995 and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain 1994 amounts have been reclassified to conform with the current period presentation. Dividends received from joint venture of $4,500,000 in the three months ended March 31, 1995 and 1994 have been reclassified from cash flow from investing activities to cash flow from operating activities.

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

4. The Company has recognized income from its 50% interest in Somerset Pharmaceuticals, Inc. ("Somerset") of $5,608,000 and $5,329,000 for the three month periods ended March 31, 1995 and 1994, respectively. Equity in earnings of joint ventures in the
               PART I - FINANCIAL INFORMATION
                CIRCA PHARMACEUTICALS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)
                     (Continued)

first quarter of 1995 also included net losses from the Company's developmental stage joint ventures, including ANCIRC, a joint venture with Andrx Corporation, which commenced operations in July 1994. Equity in earnings of joint ventures in the first quarter of 1994 included net income from American Triumvirate Insurance Company ("ATIC"). In December 1994, the Company sold its 50% interest in ATIC.

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

8. On March 29, 1995, the Company and Watson Pharmaceuticals, Inc. ("Watson") (NASDAQ:WATS), a pharmaceutical firm located in Corona, California, signed a definitive merger agreement ("Merger Agreement") pursuant to which a wholly-owned subsidiary of Watson would be merged into the Company in a transaction intended to be accounted for as a "pooling-of-interests". Under the Merger Agreement, Watson would exchange 0.86 shares of Watson for each share of Circa subject to adjustments under certain circumstances. The merger is subject to approval by each company's shareholders, and may be terminated under certain
               PART I - FINANCIAL INFORMATION
                   CIRCA PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)
                       (Continued)

circumstances including the trading of Watson common stock below an average price of $25 per share for the 20 business days ending prior to the 13th business day before the shareholders' meetings. In the event of termination under specified conditions, one party to the Merger Agreement may be entitled to receive a fee of $15,000,000 from the other and payment of its expenses.

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

     A Report on Form 8-K was filed on April 11, 1995 with respect to the legal matters as described in Part I, Item 1, Note 9 and with respect to the amendment to the Company's Stockholders
Protection Rights Agreement.























SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIRCA PHARMACEUTICALS, INC.



DATE:  June 12, 1995         /s/Melvin Sharoky, M.D.

                             Melvin Sharoky, M.D., President and
                             Chief Executive Officer




DATE:  June 12, 1995        /s/Angelo C. Malahias

                            Angelo C. Malahias, Vice President
                            and Chief Financial Officer